Form 10-Q
period 2011-03-31
Clarion Partners Property Trust Inc.
filed 2011-06-23
CIK 1476886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[Mark One]

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 333-164777

Clarion Partners Property Trust, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	27-1242815
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

230 Park Avenue, New York, New York 10169

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:  (212) 808-3600

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of June 23, 2011, Clarion Partners Property Trust Inc. had 20,000 shares of Class A common stock, $.01 par value, outstanding. There were no outstanding shares of Class W common stock.

Clarion Partners Property Trust Inc.

Form 10-Q

Quarter Ended March 31, 2011

PART 1—FINANCIAL INFORMATION

Item 1. Financial statements

Clarion Partners Property Trust Inc.

Consolidated Balance Sheets

	March 31,	December 31,
	2011 (Unaudited)	2010

ASSETS

Cash and cash equivalents	$200,000	$200,000
Total assets	$200,000	$200,000

LIABILITIES AND STOCKHOLDER’S EQUITY

Total liabilities	—	—

Stockholder’s equity:
Preferred stock, $0.01 par value per share (50,000,000 shares authorized, none issued)	—	—
Common stock, $0.01 par value per share (700,000,000 Class A shares authorized, 20,000 Class A shares issued and outstanding)	200	200
Common stock, $0.01 par value per share (300,000,000 Class W shares authorized, no Class W shares issued)	—	—
Additional paid-in capital	199,800	199,800
Total stockholder’s equity	200,000	200,000

Total liabilities and stockholder’s equity	$200,000	$200,000

See Notes to Consolidated Financial Statements.

PART I—FINANCIAL INFORMATION (CONTINUED)

Item 1. Financial Statements (continued)

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements

March 31, 2011

(Unaudited)

1. Organization

Clarion Partners Property Trust Inc., formerly known as Clarion Property Trust Inc. (the “Company”), was formed on November 3, 2009 as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”). Substantially all of the Company’s business will be conducted through CPT Real Estate LP, formerly known as Clarion Property Trust Operating Partnership LP, the Company’s operating partnership (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership and has contributed $199,000 to the Operating Partnership in exchange for its general partner interest. The initial limited partner of the Operating Partnership is CPT OP Partner LLC (“CPT OP Partner”), a wholly-owned subsidiary of the Company, which has contributed $1,000 to the Operating Partnership. As the Company completes the settlement for the purchase orders for shares of its common stock in its continuous public offering, it will transfer substantially all of the net proceeds of the offering to the Operating Partnership. Neither the Company nor the Operating Partnership has engaged in any operations to date.

The Company was organized to invest primarily in a diversified portfolio of (1) income-producing properties which may include office, industrial, retail, multifamily residential, hospitality and other real property types, (2) debt and equity interests backed principally by real estate (collectively, “real estate related assets”) and (3) cash, cash equivalents and other short-term investments. As discussed in Note 3, the Company was initially capitalized by issuing 20,000 Class A shares of its common stock to ING Clarion Partners LLC (“Clarion Partners”), the Company’s sponsor, on November 10, 2009. The Company’s fiscal year end is December 31.

The Company is offering to the public, pursuant to a registration statement, $2,000,000,000 of shares of its common stock in its primary offering and $250,000,000 of shares of its common stock pursuant to its distribution reinvestment plan (the “Initial Offering”). The Company is offering to the public two classes of shares of its common stock, Class A shares and Class W shares. The Company is offering to sell any combination of Class A and Class W shares with a dollar value up to the maximum offering amount. The Company may reallocate the shares offered between the primary offering and the distribution reinvestment plan. From May 16, 2011, the first date on which the Company’s shares were offered for sale to the public (the “Initial Offering Date”), until (1) the Company has received purchase orders for at least $10,000,000 (excluding purchase orders received from Pennsylvania investors) in any combination of Class A and Class W shares of its common stock (the “Minimum Offering Amount”) and (2) the Company’s board of directors has authorized the release of the escrowed funds to the Company by November 12, 2011 (180 days following the Initial Offering Date), unless extended by the board of directors for up to 180 additional days (the “Escrow Period”), the per-share purchase price for shares of the Company’s common stock will be $10.00, plus, for Class A shares only, applicable selling commissions. The Company will not sell any shares to Pennsylvania investors unless, within one year from the Initial Offering Date, it has received purchase orders for at least $66,700,000 (including purchase orders received from residents of other jurisdictions) in any combination of Class A shares and Class W shares from persons not affiliated with the Company or CPT Advisors LLC (the “Advisor”). After the close of the Escrow Period, shares will be sold at the Company’s net asset value (“NAV”) per share, plus, for Class A shares only, applicable selling commissions. Each class of shares will have a different NAV per share because certain fees are charged differently with respect to each class. NAV per share is calculated by dividing a class’s NAV at the end of each trading day by the number of shares outstanding for that class on such day. If (1) the Company does not raise the Minimum Offering Amount by November 12, 2011 (180 days following the Initial Offering Date), unless extended by the Company’s board of directors for up to 180 additional days, or (2) the Company’s board of directors does not determine that it is in the best interest of the stockholders of the Company to cause the proceeds raised in the offering to be released to the Company within such period so that it may commence operations, the offering will be terminated and the Company’s escrow agent will promptly send each prospective stockholder a full refund of its investment with interest and without deduction for escrow expenses. Notwithstanding the foregoing, each prospective stockholder may elect to withdraw its purchase order and request a full refund of its investment with interest and without deduction for escrow expenses at any time during the Escrow Period. In addition, if the Company raises the

PART I—FINANCIAL INFORMATION (CONTINUED)

Item 1. Financial Statements (continued)

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements

March 31, 2011

(Unaudited)

Minimum Offering Amount and the proceeds are released to the Company, investors will also receive additional shares of the Company’s common stock in an amount equal to their pro rata share of the interest earned from the escrow account based on the number of days each investor’s proceeds were held in the escrow account.

The Advisor is a Delaware limited liability company and a wholly owned subsidiary of Clarion Partners.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are unaudited and include the accounts of the Company, CPT OP Partner and the Operating Partnership. All significant intercompany balances and transactions are eliminated in consolidation. In the Company’s opinion, all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted. The financial statements of the Company’s subsidiaries are prepared using accounting policies consistent with those of the Company. In addition, the Company evaluates relationships with other entities to identify whether there are variable interest entities as required by ASC 810, and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the consolidated financial statements in accordance with ASC 810.

These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (the “SEC”) and should be read in conjunction with the “Risk Factors” section of the Company’s Registration Statement on Form S-11 (File No. 333-164777) filed with the SEC, as amended from time to time (the “Registration Statement”).

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value and may consist of investments in money market accounts. There are no restrictions on the use of the Company’s cash balance.

Organization and Offering Costs

Organization and offering expenses (other than selling commissions) generally will include costs and expenses incurred by the Company in connection with the Company’s formation, preparing for the offering, the qualification and registration of the offering, and the marketing and distribution of the Company’s shares. Offering costs will include, but are not limited to, accounting and legal fees (including legal fees of ING Investments Distributor, LLC (the “Dealer Manager”), the dealer manager for the offering), costs to amend the registration statement and to prepare prospectus supplements, printing, mailing and distribution costs, filing fees, amounts to

PART I—FINANCIAL INFORMATION (CONTINUED)

Item 1. Financial Statements (continued)

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements

March 31, 2011

(Unaudited)

reimburse the Advisor or its affiliates for the salaries of employees and other costs in connection with preparing supplemental sales literature, amounts to reimburse the Dealer Manager for amounts that it may pay to reimburse the bona fide due diligence expenses of any participating broker-dealers supported by detailed and itemized invoices, fees of the transfer agent, registrars, trustees, depositories and experts, the cost of educational conferences held by the Company (including the travel, meal and lodging costs of registered representatives of any participating broker-dealers), and attendance fees and cost reimbursement for employees of affiliates to attend retail seminars conducted by broker-dealers.

The Advisor and the Dealer Manager have agreed to fund the Company’s organization and offering expenses incurred through the Escrow Period. The Company will reimburse the Advisor and the Dealer Manager for such expenses over 60 months following the end of the Escrow Period. The Company will reimburse the Advisor and the Dealer Manager for any offering expenses incurred after the end of the Escrow Period by the Advisor and the Dealer Manager on its behalf as and when incurred; provided, however, that total organization and offering costs (including selling commissions, dealer manager and distribution fees and bona fide due diligence expenses) may not exceed 15% of the gross proceeds from the primary offering.

Organizational expenses will be expensed as incurred. Offering costs incurred by the Company, the Advisor and their affiliates on behalf of the Company will be deferred and will be paid from the proceeds of the continuous public offering. Such costs will be treated as a reduction of total proceeds.

Income Taxes

The Company intends to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with the Company’s taxable year ending December 31 of the year in which the Escrow Period concludes. In order to maintain the Company’s qualification as a REIT, the Company is required to, among other things, distribute at least 90% of the Company’s REIT taxable income to the Company’s stockholders and meet certain tests regarding the nature of the Company’s income and assets. As a REIT, the Company will not be subject to federal income tax with respect to the portion of the Company’s income that meets certain criteria and is distributed annually to stockholders. The Company intends to operate in a manner that allows the Company to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If the Company were to fail to meet these requirements, it could be subject to federal income tax on the Company’s taxable income at regular corporate rates. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. The Company will also be disqualified for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions.

Stock-Based Compensation

The Company has adopted a stock-based long-term incentive award plan for employees, directors, consultants and advisors. The Company accounts for this plan in accordance with ASC 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based awards granted. No stock awards were issued under the plan as of March 31, 2011.

3. Capitalization

Under the Company’s charter, the Company has the authority to issue 1,000,000,000 shares of its common stock, 700,000,000 of which are classified as Class A shares and 300,000,000 of which are classified as Class W shares, and 50,000,000 shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On November 10, 2009, Clarion Partners purchased 20,000 Class A shares of the Company’s common stock for total cash consideration of $200,000 to provide the Company’s initial capitalization. The Company’s board of directors is

PART I—FINANCIAL INFORMATION (CONTINUED)

Item 1. Financial Statements (continued)

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements

March 31, 2011

(Unaudited)

authorized to amend its charter, without the approval of the stockholders, to increase or decrease the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue.

Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan that will allow stockholders to have the cash distributions attributable to the class of shares that the stockholder owns automatically invested in additional shares of the same class. Shares are offered pursuant to the Company’s distribution reinvestment plan at NAV per share applicable to that class, calculated as of the distribution date. Stockholders who elect to participate in the distribution reinvestment plan, and who are subject to U.S. federal income taxation laws, will incur a tax liability on an amount equal to the fair value on the relevant distribution date of the shares of the Company’s common stock purchased with reinvested distributions, even though such stockholders have elected not to receive the distributions used to purchase those shares of its common stock in cash.

Share Redemption Plan

In an effort to provide the Company’s stockholders with liquidity in respect of their investment in shares of the Company’s common stock, the Company has adopted a redemption plan whereby on a daily basis stockholders may request the redemption of all or any portion of their shares beginning on the first day of the calendar quarter following the conclusion of the Escrow Period. The redemption price per share will be equal to the Company’s NAV per share of the class of shares being redeemed on the date of redemption. Redemptions will be limited to approximately 20% of the Company’s total NAV per calendar year, administered as a limitation each calendar quarter of 5% of the Company’s combined NAV of both classes of shares as of the last day of the previous calendar quarter.

While there is no minimum holding period, shares redeemed within 365 days of the date of purchase will be redeemed at the Company’s NAV per share of the class of shares being redeemed on the date of redemption less a short-term trading discount equal to 2% of the gross proceeds otherwise payable with respect to the redemption. The Company may waive the short-term trading discount (1) with respect to redemptions resulting from death or qualifying disability or (2) in the event that a stockholder’s shares are redeemed because the stockholder has failed to maintain the $2,000 minimum account balance described below.

In the event that any stockholder fails to maintain a minimum balance of $2,000 of shares of common stock, the Company may redeem all of the shares held by that stockholder at the redemption price per share in effect on the date it is determined that the stockholder has failed to meet the minimum balance, less the short-term trading discount of 2%, if applicable. Minimum account redemptions will apply even in the event that the failure to meet the minimum balance is caused solely by a decline in the Company’s NAV.

The Company’s board of directors has the discretion to suspend or modify the share redemption plan if (1) it determines that such action is in the best interests of the Company’s stockholders, (2) it determines that it is necessary due to regulatory changes or changes in law or (3) it becomes aware of undisclosed material information that it believes should be publicly disclosed before shares are redeemed. In addition, the Company’s board of directors may suspend the offering, including the share redemption plan, if it determines that the calculation of NAV is materially incorrect or there is a condition that restricts the valuation of a material portion of the Company’s assets.

PART I—FINANCIAL INFORMATION (CONTINUED)

Item 1. Financial Statements (continued)

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements

March 31, 2011

(Unaudited)

4. Related Party Arrangements

The Advisor and the Dealer Manager will receive fees and compensation in connection with the Company’s public offering and the management of the Company’s investments.

Dealer Manager Agreement

The Company has executed a dealer manager agreement whereby the Dealer Manager, an affiliate of Clarion Partners, will perform the dealer manager function for the Company. Following the closing of the sale of Clarion Partners, which occurred on June 9, 2011, the Dealer Manager is no longer affiliated with Clarion Partners (See Note 8). For these services, the Dealer Manager shall earn selling commissions of up to 3% of the total price per Class A share of the shares purchased in the primary offering as of the date of purchase. Pursuant to separately negotiated agreements, the Dealer Manager will engage and pay the selling commissions it receives to broker-dealers participating in the offering. No selling commissions will be paid for Class W shares or for sales under the distribution reinvestment plan.

In addition, the Company will pay the Dealer Manager a dealer manager fee that accrues daily in an amount equal to 1/365th of 0.55% of the Company’s NAV for each share class for such day. The dealer manager fee will be payable quarterly in arrears. The Dealer Manager may reallow a portion of the dealer manager fee equal to an amount up to 1/365th of 0.20% of the Company’s NAV to participating broker-dealers that meet certain thresholds of the Company’s shares under management. In the event the Dealer Manager reallows less than all of the reallowable portion of the dealer manager fee, the fee paid to the Dealer Manager will be reduced in part.

The Company will also pay the Dealer Manager a distribution fee with respect to Class A shares only that accrues daily in an amount equal to 1/365th of 0.50% of the Company’s NAV for the Class A shares for such day. The distribution fee is not payable with respect to Class W shares. The distribution fee will be payable in arrears on a quarterly basis. The Dealer Manager will reallow the distribution fee to participating broker-dealers for services that the broker-dealers perform in connection with the distribution of the Class A shares.

Advisory Agreement

The Company will pay the Advisor an advisory fee equal to (1) a fixed component, beginning with the day on which the Company has received gross offering proceeds of at least $50,000,000 from any combination of Class A or Class W shares, that accrues daily in an amount equal to 1/365th of 0.90% of the Company’s NAV for each class for such day and (2) a performance component calculated for each class on the basis of the total return to stockholders of the class in any calendar year, such that for any year in which the Company’s total return per share allocable to such class exceeds 6% per annum, the Advisor will receive 25% of the excess total return allocable to that class; provided that in no event will the performance component exceed 10% of the aggregate total return allocable to such class for such year. The fixed component of the advisory fee is payable quarterly in arrears and the performance component is payable annually in arrears. In the event the Company’s NAV per share for either class or common stock decreases below $10.00, any increase in NAV per share to $10.00 with respect to that class shall not be included in the calculation of the performance component. The Company will reimburse the Advisor for all expenses paid or incurred by the Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse the Advisor for any amount by which its operating expenses (including the advisory fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of its average invested assets; or (2) 25% of its net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period. Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.

PART I—FINANCIAL INFORMATION (CONTINUED)

Item 1. Financial Statements (continued)

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements

March 31, 2011

(Unaudited)

5.  Incentive Award Plan

The Clarion Partners Property Trust Inc. Long-Term Incentive Plan (the “Long-Term Incentive Plan”) was adopted by the Company’s board of directors on September 22, 2010, and provides for the grant of equity awards to employees, directors, consultants and advisors. Subject to adjustment as defined in the Long-Term Incentive Plan, the aggregate number of shares reserved and available for issuance is 4,000,000, provided, however, that no awards will be granted on any date on which the aggregate number of shares subject to awards previously issued under the Long-Term Incentive Plan, together with proposed awards to be granted on such date, shall exceed 2% of the Company’s total outstanding shares on such date. The vesting period of stock based awards will be determined by the Company’s board of directors or a committee thereof, and the exercise term will be limited to ten years.

Subject to availability under the Long-Term Incentive Plan and among other restrictions as described in the Clarion Partners Property Trust Inc. Independent Directors Compensation Plan, which operates as a subplan of the Long-Term Incentive Plan, each independent director will receive an initial grant of 5,000 Class A shares of restricted stock (the “Initial Restricted Stock Grant”) on the date that the Company issues 15,000,000 shares of stock. Each new independent director that subsequently joins the board of directors will receive the Initial Restricted Stock Grant on the date he or she joins the board. The restricted stock grants will generally vest on the first anniversary of the grant date; provided, however, that the Initial Restricted Stock Grant will vest on the day immediately preceding the first annual stockholders meeting held after the date that the Company issues 15,000,000 shares of stock.

No stock awards were issued under the Long-Term Incentive Plan as of March 31, 2011.

6. Distributions

The Operating Partnership’s limited partnership agreement generally provides that the Operating Partnership will distribute cash flow from operations and net sales proceeds from disposition of assets to the partners of the Operating Partnership in accordance with their relative percentage interests, on at least a quarterly basis, in amounts determined by the Company, as the general partner.

7. Economic Dependency

The Company will be dependent on the Advisor and the Dealer Manager for certain services that are essential to the Company, including the sale of the Company’s shares of common stock, asset acquisition and disposition decisions and other general and administrative responsibilities. In the event that the Advisor and the Dealer Manager are unable to provide such services, the Company would be required to find alternative service providers.

On February 15, 2011, ING Groep N.V., through its wholly owned subsidiary, entered into an agreement pursuant to which Clarion Partners will be acquired by its senior management with their financial partner, an affiliate of Lightyear Capital LLC, a private equity firm specializing in the financial services industry. As of the closing, a majority of the outstanding limited liability company interests of Clarion Partners will be directly or indirectly owned by affiliates of Lightyear Capital LLC. The remaining limited liability company interests will be owned by Clarion Partners’ management team. The acquisition of Clarion Partners occurred on June 9, 2011. From and after the closing, the Dealer Manager is no longer an affiliate of the Advisor. Effective as of the closing, Clarion Partners changed its name to Clarion Partners LLC (See Note 8).

PART I—FINANCIAL INFORMATION (CONTINUED)

Item 1. Financial Statements (continued)

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements

March 31, 2011

(Unaudited)

8. Subsequent Events

On May 16, 2011, the Registration Statement for the Company’s initial public offering was declared effective by the SEC. The Registration Statement covers up to $2.25 billion of shares of the Company’s common stock, consisting of up to $2.0 billion of shares in the primary offering and up to $250.0 million of shares pursuant to the distribution reinvestment plan. As of June 23, 2011, the Company has not raised the Minimum Offering Amount or commenced any operations.

The acquisition of Clarion Partners by its senior management with their financial partner, Lightyear Capital LLC, as described in Note 7 above, occurred on June 9, 2011. Effective as of the closing, the Dealer Manager is no longer an affiliate of the Advisor and Clarion Partners changed its name from ING Clarion Partners LLC to Clarion Partners LLC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in key components of our financial statements from period to period. MD&A also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Our MD&A should be read in conjunction with our accompanying financial statements and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to Clarion Partners Property Trust Inc., a Maryland corporation, and, as required by context, CPT Real Estate LP (the “Operating Partnership”), a Delaware limited partnership.

Forward-Looking Statements

Certain statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in any forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•                  the fact that we have no operating history and, as of March 31, 2011, our assets totaled $200,000;

•                  our ability to raise capital in our continuous public offering;

•                  our ability to effectively deploy the proceeds we raise in our offering of common stock;

•                  changes in economic conditions generally and the real estate market specifically;

PART I—FINANCIAL INFORMATION (CONTINUED)

•                  legislative or regulatory changes (including changes to the laws governing the taxation of real estate investment trusts (“REITs”));

•                  the availability of credit;

•                  interest rates; and

•                  changes to generally accepted accounting principles (“GAAP”).

Any of the assumptions underlying the forward-looking statements included herein could be inaccurate, and undue reliance should not be placed on any forward-looking statements included herein. All forward-looking statements are made as of the date this quarterly report is filed with the Securities and Exchange Commission (the “SEC”), and the risk that actual results will differ materially from the expectations expressed herein will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements made herein, whether as a result of new information, future events, changed circumstances or any other reason.

All forward-looking statements included herein should be read in light of the factors identified in the “Risk Factors” section of our Registration Statement on Form S-11 (File No. 333-164777), as amended from time to time (the “Registration statement”) filed with the SEC.

Overview

We were formed in November 2009 for the purpose of investing primarily in a diversified portfolio of income-producing real estate properties and other real estate related assets. We intend to elect and qualify as a REIT beginning with the taxable year in which our escrow period concludes. We intend to conduct substantially all of our investment activities and own all of our assets through our Operating Partnership, of which we are the sole general partner. The initial limited partner of the Operating Partnership is CPT OP Partner LLC, our wholly owned subsidiary. CPT Advisors LLC (our “Advisor”) will manage our day-to-day operations and our portfolio of properties and real estate related assets.

On May 16, 2011, our Registration Statement was declared effective by the SEC. The Registration Statement covers our initial public offering of up to $2.25 billion of shares of our common stock, consisting of up to $2.0 billion of shares in our primary offering and up to $250.0 million of shares pursuant to our distribution reinvestment plan. We may reallocate the shares offered between our primary offering and our distribution reinvestment plan. We will offer to the public two classes of shares of our common stock, Class A shares and Class W shares.

During the Escrow Period, the per share purchase price for shares of our common stock will be $10.00, plus, for Class A shares only, applicable selling commissions. The Escrow Period will conclude when we have received purchase orders for at least $10.0 million (excluding purchase orders received from Pennsylvania investors) in any combination of Class A and Class W shares of our common stock and our board of directors has authorized the release of the escrowed funds to us by November 12, 2011 (180 days following the first date on which our shares are offered for sale to the public), unless extended by our board of directors for up to 180 additional days. We will not sell any shares to Pennsylvania investors unless, by May 17, 2012, we have received purchase orders for at least $66,700,000 (including purchase orders received from residents of other jurisdictions) in any combination of Class A shares and Class W shares from persons not affiliated with us or our Advisor. As of March 31, 2011, we have not commenced our initial public offering or any significant operations.

Results of Operations

We are a newly formed company and have no operating history. We are dependent upon proceeds received from the offering to conduct our proposed activities. In addition, we currently do not own any properties or real estate related assets. The capital required to purchase any property or real estate related asset will be obtained from the offering proceeds and from any indebtedness that we may incur in connection with the acquisition of any property or thereafter. We have initially been capitalized with $200,000 from the sale of 20,000 shares to ING Clarion Partners LLC (our “Sponsor”).

PART I—FINANCIAL INFORMATION (CONTINUED)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Our Advisor and ING Investments Distributor, LLC (the “Dealer Manager”) have agreed to fund our organization and offering expenses incurred on our behalf through the escrow period, which we will reimburse over the 60 months following the end of the escrow period. We will reimburse our Advisor and the Dealer Manager for any offering expenses incurred after the end of the escrow period by our Advisor and the Dealer Manager on our behalf as and when incurred. Organization and offering costs were approximately $3.3 million through March 31, 2011. As of the date of this report, we have no commitments to acquire any property or to make any other material capital expenditures.

If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year after the taxable year in which we initially elect to be taxed as a REIT, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is denied. Failing to qualify as a REIT could materially and adversely affect our net income.

Liquidity and Capital Resources

Our primary needs for liquidity and capital resources are to fund our investments, to make distributions to our stockholders, to redeem shares of our common stock pursuant to our redemption plan, to pay our offering and operating fees and expenses and to pay interest on any indebtedness we may incur. We anticipate our offering and operating fees and expenses will include, among other things, the advisory fee that we will pay to our Advisor, the dealer manager fee and distribution fee we will pay to our Dealer Manager, legal and audit expenses, federal and state filing fees, printing expenses, transfer agent fees, marketing and distribution expenses and fees related to appraising and managing our properties.

Our Advisor will incur certain of these expenses and fees, for which we will reimburse our Advisor, subject to limitations described in our Registration Statement. We will reimburse our Advisor for out-of-pocket expenses in connection with providing services to us, including our allocable share of our Advisor’s overhead, such as rent, utilities and personnel costs for employees whose primary job function relates to our business; provided, that our Advisor does not currently intend to seek reimbursement for any portion of the compensation payable to our executive officers. If our Advisor subsequently determines to seek reimbursement for personnel costs of individuals who serve as our executive officers, we will disclose any such reimbursements in our next quarterly or annual reports filed pursuant to SEC requirements.

Over time, we generally intend to fund our cash needs for items, other than asset acquisitions, from operations. Our cash needs for acquisitions will be funded primarily from the sale of shares of our common stock, including those offered for sale through our distribution reinvestment plan, and through the assumption or incurrence of debt. Although we have not received any commitments from lenders to fund a line of credit to date, we may decide to obtain a line of credit to fund acquisitions, to redeem shares pursuant to our redemption plan and for any other corporate purpose. If we decide to obtain a line of credit, we would expect that it would afford us borrowing availability to fund redemptions. As our assets increase, however, it may not be commercially feasible or we may not be able to secure a line of credit of that size. Moreover, actual availability may be reduced at any given time if we use borrowings under the line of credit to fund redemptions or for other corporate purposes.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. We have not yet identified any sources for these types of financings.

Critical Accounting Policies

Our consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These

PART I—FINANCIAL INFORMATION (CONTINUED)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Registration Statement. There have been no significant changes to our policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We may be exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the acquisition, expansion and refinancing of our real estate investment portfolio and operations. We may also be exposed to the effects of changes in interest rates as a result of the acquisition and origination of mortgage, mezzanine, bridge and other loans. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We may manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level. In addition, we may utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures include our controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls.

Our chief executive officer and chief financial officer, together with other members of our management, after conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), concluded that our disclosure controls and procedures were effective as of March 31, 2011 at a reasonable level of assurance.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material pending legal proceedings.

Item 1A. Risk Factors.

We are not aware of any significant trends or uncertainties, favorable or unfavorable, that may be reasonably anticipated to have a significant impact on either the ability to raise capital or the revenue to be derived from the acquisition and operation of any investments we will make, other than those referred to in the risks described in the “Risk Factors” section of our Registration Statement filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by this Quarterly Report, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), and we did not repurchase any of our securities.

On May 16, 2011, our Registration Statement, covering our public offering of up to approximately $2.25 billion of common stock, was declared effective under the Securities Act.  As of March 31, 2011, we had not commenced the offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Reserved.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index (following the signatures section of this Quarterly Report) are included herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Clarion Partners Property Trust Inc.

Date: June 23, 2011	By:	/s/ Edward L. Carey
Edward L. Carey Chief Executive Officer (Principal Executive Officer)

Date: June 23, 2011		/s/ Amy L. Boyle
Amy L. Boyle
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit	Description
3.1

Second Articles of Amendment and Restatement (filed as Exhibit 3.2 to Pre-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (File No. 333-164777) filed on March 9, 2011 and incorporated herein by reference).

3.2	Bylaws (filed as Exhibit 3.3 to the Registration Statement on Form S-11 (File No. 333-164777) filed on February 8, 2010 and incorporated herein by reference).

4.1	Form of Distribution Reinvestment Plan (filed as Appendix B to the Prospectus (File No. 333-164777) filed on May 17, 2011 and incorporated herein by reference).

4.2

Form of Subscription Eligibility Form (filed as Exhibit 4.2 to Pre-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11 (File No. 333-164777) filed on May 13, 2011 and incorporated herein by reference).

10.1

Second Amended and Restated Advisory Agreement (filed as Exhibit 10.1 to Pre-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11 (File No. 333-164777) filed on May 13, 2011 and incorporated herein by reference).

10.2

First Amended and Restated Escrow Agreement (filed as Exhibit 10.2 to Pre-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11 (File No. 333-164777) filed on May 13, 2011 and incorporated herein by reference).

10.3

Long-Term Incentive Plan (filed as Exhibit 10.3 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (File No. 333-164777) filed on October 1, 2010 and incorporated herein by reference).

10.4

Independent Director Compensation Plan (filed as Exhibit 10.4 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (File No. 333-164777) filed on October 1, 2010 and incorporated herein by reference).

10.5

Valuation Services Agreement (filed as Exhibit 10.5 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (File No. 333-164777) filed on October 1, 2010 and incorporated herein by reference).

10.6

Form of Indemnification Agreement (filed as Exhibit 10.6 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (File No. 333-164777) filed on October 1, 2010 and incorporated herein by reference).

10.7

Form of Restricted Stock Award Certificate (filed as Exhibit 10.8 to Pre-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (File No. 333-164777) filed on March 9, 2011 and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith