Form 10-Q
period 2011-06-30
Clarion Partners Property Trust Inc.
filed 2011-08-10
CIK 1476886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number: 333-164777

Clarion Partners Property Trust Inc.

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

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post all such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of August 10, 2011, Clarion Partners Property Trust Inc. had 20,000 shares of Class A common stock, $.01 par value, outstanding. There were no outstanding shares of Class W common stock.

Clarion Partners Property Trust Inc.

Form 10-Q

Quarter Ended June 30, 2011

Clarion Partners Property Trust Inc.

Consolidated Balance Sheets

	June 30,	December 31,
	2011 (Unaudited)	2010
ASSETS

Cash and cash equivalents	$200,000	$200,000
Prepaid expenses	67,500	—
Other assets	5,081	—
Total assets	$272,581	$200,000

LIABILITIES AND STOCKHOLDER’S EQUITY

Due to affiliates	$149,867	$—
Total liabilities	$149,867	$—

Stockholder’s equity:
Preferred stock, $0.01 par value per share (50,000,000 shares authorized, none issued)	—	—
Common stock, $0.01 par value per share (700,000,000 Class A shares authorized, 20,000 Class A shares issued and outstanding)	200	200
Common stock, $0.01 par value per share (300,000,000 Class W shares authorized, no Class W shares issued)	—	—
Additional paid-in capital	199,800	199,800
Accumulated deficit	(77,286)	—
Total stockholder’s equity	122,714	200,000

Total liabilities and stockholder’s equity	$272,581	$200,000

See Notes to Consolidated Financial Statements.

Clarion Partners Property Trust Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months	Six Months
	Ended	Ended
	June 30, 2011	June 30, 2011

Expenses:
General and administrative	$77,286	$77,286

Net Loss	$(77,286)	$(77,286)

Weighted average number of common shares outstanding:
Basic and diluted	20,000	20,000

Net loss per common share:
Basic and diluted	$(3.86)	$(3.86)

See Notes to Consolidated Financial Statements.

Clarion Partners Property Trust Inc.

Consolidated Statement of Stockholder’s Equity

(Unaudited)

					Additional		Total
	Common Stock Class A		Common Stock Class W		Paid-in	Accumulated	Stockholder’s
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity

Balance at January 1, 2011	20,000	$200			$199,800	—	$200,000
Issuance of common stock	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	$(77,286)	(77,286)

Balance at June 30, 2011	20,000	$200	—	—	$199,800	$(77,286)	$122,714

See Notes to Consolidated Financial Statements.

Clarion Partners Property Trust Inc.

Consolidated Statements of Cash Flows

(Unaudited)

Six Months
Ended
June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(77,286)
Adjustments to reconcile net loss to net cash provided by operating activities:
Increase in prepaid expenses	(67,500)
Increase in other assets	(5,081)
Increase in due to affiliates	149,867
Net cash provided by operating activities	—

Net change in cash and cash equivalents	—
Cash and cash equivalents, beginning of period	200,000
Cash and cash equivalents, end of period	$200,000

See Notes to Consolidated Financial Statements.

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements

June 30, 2011

(Unaudited)

1. Organization and Offering

Clarion Partners Property Trust Inc. (the “Company”), was formed on November 3, 2009 as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”). Substantially all of the Company’s business will be conducted through CPT Real Estate LP, the Company’s operating partnership (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership and has contributed $199,000 to the Operating Partnership in exchange for its general partner interest. The initial limited partner of the Operating Partnership is CPT OP Partner LLC (“CPT OP Partner”), a wholly-owned subsidiary of the Company, which has contributed $1,000 to the Operating Partnership. As the Company completes the settlement for the purchase orders for shares of its common stock in its continuous public offering, it will transfer substantially all of the net proceeds of the offering to the Operating Partnership. On May 16, 2011, the Company’s Registration Statement on Form S-11, as amended (File No. 333-164777) the “Registration Statement” for its initial public offering was declared effective by the Securities and Exchange Commission (the “SEC”). Neither the Company nor the Operating Partnership has engaged in any significant operations to date. For the period from May 16, 2011 to June 30, 2011, the Company incurred a net loss of $77,286 representing general and administrative costs which consist primarily of legal, accounting, printing fees and compensation for the Company’s independent directors.

The Company was organized to invest primarily in a diversified portfolio of (1) income-producing properties which may include office, industrial, retail, multifamily residential, hospitality and other real property types, (2) debt and equity interests backed principally by real estate (collectively, “real estate related assets”) and (3) cash, cash equivalents and other short-term investments. As discussed in Note 3, the Company was initially capitalized by issuing 20,000 Class A shares of its common stock to Clarion Partners LLC, formerly known as Clarion Partners Americas LLC (“Clarion Partners”), the Company’s sponsor, on November 10, 2009. The Company’s fiscal year end is December 31.

The Company is offering to the public, pursuant to a registration statement, $2,000,000,000 of shares of its common stock in its primary offering and $250,000,000 of shares of its common stock pursuant to its distribution reinvestment plan (the “Initial Offering”). The Company is offering to the public two classes of shares of its common stock, Class A shares and Class W shares. The Company is offering to sell any combination of Class A and Class W shares with a dollar value up to the maximum offering amount. The Company may reallocate the shares offered between the primary offering and the distribution reinvestment plan. From May 16, 2011, the first date on which the Company’s shares were offered for sale to the public (the “Initial Offering Date”), until (1) the Company has received purchase orders for at least $10,000,000 (excluding purchase orders received from Pennsylvania investors) in any combination of Class A and Class W shares of its common stock (the “Minimum Offering Amount”) and (2) the Company’s board of directors has authorized the release of the escrowed funds to the Company by November 12, 2011 (180 days following the Initial Offering Date), unless extended by the board of directors for up to 180 additional days (the “Escrow Period”), the per-share purchase price for shares of the Company’s common stock will be $10.00, plus, for Class A shares only, applicable selling commissions. The Company will not sell any shares to Pennsylvania investors unless, within one year from the Initial Offering Date, it has received purchase orders for at least $66,700,000 (including purchase orders received from residents of other jurisdictions) in any combination of Class A shares and Class W shares from persons not affiliated with the Company or CPT Advisors LLC (the “Advisor”). After the close of the Escrow Period, shares will be sold at the Company’s net asset value (“NAV”) per share, plus, for Class A shares only, applicable selling commissions. Each class of shares will have a different NAV per share because certain fees are charged differently with respect to each class. NAV per share is calculated by dividing a class’s NAV at the end of each trading day by the number of shares outstanding for that class on such day. If (1) the Company does not raise the Minimum Offering Amount by November 12, 2011 (180 days following the Initial Offering Date), unless extended by the Company’s board of directors for up to 180 additional days, or (2) the Company’s board of directors does not determine that it is in the best interest of the stockholders of the Company to cause the proceeds raised in the offering to be released to the Company within such period so that it may commence operations, the offering will be terminated and the Company’s escrow agent will promptly send each prospective stockholder a full refund of its investment with interest and without deduction for escrow expenses. Notwithstanding the foregoing, each prospective stockholder

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements

June 30, 2011

(Unaudited)

may elect to withdraw its purchase order and request a full refund of its investment with interest and without deduction for escrow expenses at any time during the Escrow Period. In addition, if the Company raises the Minimum Offering Amount and the proceeds are released to the Company, investors will also receive additional shares of the Company’s common stock in an amount equal to their pro rata share of the interest earned from the escrow account based on the number of days each investor’s proceeds were held in the escrow account. As of June 30, 2011, the Company had not raised the minimum offering amount or commenced any significant operations.

The Advisor is a Delaware limited liability company and a wholly owned subsidiary of Clarion Partners.

On June 9, 2011, Clarion Partners was acquired from ING Groep N.V., its former indirect sole parent, by Clarion Partners’ senior management in partnership with Lightyear Capital LLC, a private equity firm specializing in the financial services industry. As a result of the transaction, an affiliate of Lightyear Capital LLC now owns a majority interest in Clarion Partners, with a significant minority interest, as well as day-to-day management control, retained by Clarion Partners’ management. Following the closing, the Dealer Manager (as defined below) is no longer an affiliate of the Advisor.

Dealer Manager Agreement

The Company has executed a dealer manager agreement with ING Investments Distributor, LLC (the “Dealer Manager”) pursuant to which the Dealer Manager will perform the dealer manager function for the Company’s offering. For these services, the Dealer Manager will earn selling commissions of up to 3% of the total price per Class A share of the shares purchased in the primary offering as of the date of purchase. Pursuant to separately negotiated agreements, the Dealer Manager will engage and pay the selling commissions it receives to broker-dealers participating in the offering. No selling commissions will be paid for Class W shares or for sales under the distribution reinvestment plan.

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

The Company will also pay the Dealer Manager, with respect to Class A shares only,  a distribution fee that accrues daily in an amount equal to 1/365th of 0.50% of the Company’s NAV for the Class A shares for such day. The distribution fee is not payable with respect to Class W shares. The distribution fee will be payable in arrears on a quarterly basis. The Dealer Manager will reallow the distribution fee to participating broker-dealers for services that the broker-dealers perform in connection with the distribution of the Class A shares.

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

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements

June 30, 2011

(Unaudited)

determination is made that the Company is the primary beneficiary, then that entity is included in the consolidated financial statements in accordance with ASC 810.

These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the SEC and should be read in conjunction with the “Risk Factors” section of the Company’s Registration Statement.

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

Financial Instruments Not Measured at Fair Value

The carrying amounts reported in the balance sheets for cash and cash equivalents approximate their fair values.

Prepaid Expenses

Prepaid expenses currently include board of directors fees incurred as of the balance sheet date that relate to future periods. Any amounts with no future economic benefit are charged to earnings when identified.

Other Assets

Other assets include deferred financing costs, which are the direct costs associated with obtaining financing. Such costs include commitment fees, legal fees and other third-party costs associated with obtaining commitments for financing that result in a closing of such financing. The Company will amortize these costs into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations, once the loan process is completed. The Company expects to obtain a credit facility, but has not executed definitive loan documentation regarding a line of credit with any lender.

Organization and Offering Costs

Organization and offering expenses (other than selling commissions) include costs and expenses incurred by the Company in connection with the Company’s formation, preparing for the offering, the qualification and registration of the offering, and the marketing and distribution of the Company’s shares. Offering costs will include, but are not limited to the dealer manager and distribution fees, accounting and legal fees (including legal fees of the Dealer Manager), costs to amend the Registration Statement and to prepare prospectus supplements, printing, mailing and distribution costs, filing fees, amounts to reimburse the Advisor or its affiliates for the salaries of employees and other costs in connection with preparing supplemental sales literature, amounts to reimburse the Dealer Manager for amounts that it may pay to reimburse the bona fide due diligence expenses of any participating broker-dealers supported by detailed and itemized invoices, fees of the transfer agent, registrars, trustees, depositories and experts, the cost of educational conferences held by the Company (including the travel, meal and lodging costs of registered representatives of any participating broker-dealers), and attendance fees and cost reimbursement for employees of affiliates to attend retail seminars conducted by broker-dealers.

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements

June 30, 2011

(Unaudited)

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

Organizational expenses will be expensed as incurred. Offering costs incurred by the Company, the Advisor and their affiliates on behalf of the Company will be deferred and charged against the proceeds of the continuous public offering. Such costs will be treated as a reduction of total proceeds.

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

Basic and Diluted Earnings per Common Share

Basic earnings (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per share includes the effects of potentially issuable common shares, but only if dilutive.

Stock-Based Compensation

The Company has adopted a stock-based long-term incentive award plan for employees, directors, consultants and advisors. The Company accounts for this plan in accordance with ASC 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based awards granted. No stock awards were issued under the plan as of June 30, 2011.

Accounting Standards Updates

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05 (ASU 2011-05), Presentation of Comprehensive Income, which amends ASC 220 to move the presentation of Other Comprehensive Income from the statement of stockholder’s equity to either a continuous statement of comprehensive income or to two separate consecutive statements. ASU 2011-05 is effective for interim and annual reporting periods beginning after December 15, 2011. The Company is currently evaluating the implication of ASU 2011-05 and its disclosure requirements for 2012.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 (ASU 2011-04), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements

June 30, 2011

(Unaudited)

ASC 820 to change certain fair value principles to eliminate differences between US GAAP and IFRS. ASU 2011-05 is effective for interim and annual reporting periods beginning after December 15, 2011. The Company is currently evaluating the implication of ASU 2011-04 and its disclosure requirements for 2012.

3. Capitalization

Under the Company’s charter, the Company has the authority to issue 1,000,000,000 shares of its common stock, 700,000,000 of which are classified as Class A shares and 300,000,000 of which are classified as Class W shares, and 50,000,000 shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On November 10, 2009, Clarion Partners purchased 20,000 Class A shares of the Company’s common stock for total cash consideration of $200,000 to provide the Company’s initial capitalization. The Company’s board of directors is authorized to amend its charter, without the approval of the stockholders, to increase or decrease the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue.

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

Share Redemption Plan

In an effort to provide the Company’s stockholders with liquidity in respect of their investment in shares of the Company’s common stock, the Company has adopted a redemption plan whereby on a daily basis stockholders may request the redemption of all or any portion of their shares beginning on the first day of the calendar quarter following the conclusion of the Escrow Period. The redemption price per share will be equal to the Company’s NAV per share of the class of shares being redeemed on the date of redemption. Redemptions will be limited to approximately 20% of the Company’s total NAV per calendar year, administered as a quarterly limitation of 5% of the Company’s combined NAV of both classes of shares as of the last day of the previous calendar quarter.

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

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements

June 30, 2011

(Unaudited)

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

4. Related Party Arrangements

The Advisor will receive fees in connection with the management of the Company’s investments.

The Company will pay the Advisor an advisory fee equal to (1) a fixed component, beginning with the day on which the Company has received gross offering proceeds of at least $50,000,000 from any combination of Class A or Class W shares, that accrues daily in an amount equal to 1/365th of 0.90% of the Company’s NAV for each class for such day and (2) a performance component calculated for each class on the basis of the total return to stockholders of the class in any calendar year, such that for any year in which the Company’s total return per share allocable to such class exceeds 6% per annum, the Advisor will receive 25% of the excess total return allocable to that class; provided that in no event will the performance component exceed 10% of the aggregate total return allocable to such class for such year. The fixed component of the advisory fee is payable quarterly in arrears and the performance component is payable annually in arrears. In the event the Company’s NAV per share for either class or common stock decreases below $10.00, any increase in NAV per share to $10.00 with respect to that class will not be included in the calculation of the performance component. The Company will reimburse the Advisor for all expenses paid or incurred by the Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse the Advisor for any amount by which its operating expenses (including the advisory fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of its average invested assets; or (2) 25% of its net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period. Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.

5.  Incentive Award Plan

The Clarion Partners Property Trust Inc. Long-Term Incentive Plan (the “Long-Term Incentive Plan”) was adopted by the Company’s board of directors on September 22, 2010, and provides for the grant of equity awards to employees, directors, consultants and advisors. Subject to adjustment as set forth in the Long-Term Incentive Plan, the aggregate number of shares reserved and available for issuance is 4,000,000, not to exceed 2% of the Company’s total outstanding shares as of the date of any proposed grant. The vesting period of stock based awards will be determined by the Company’s board of directors or a committee thereof, and the exercise term will be limited to ten years.

Subject to availability under the Long-Term Incentive Plan and among other restrictions as described in the Clarion Partners Property Trust Inc. Independent Directors Compensation Plan, which operates as a subplan of the Long-Term Incentive Plan, each independent director will receive an initial grant of 5,000 Class A shares of restricted stock (the “Initial Restricted Stock Grant”) on the date that the Company issues 15,000,000 shares of stock. Each new independent director that subsequently joins the board of directors will receive the Initial Restricted Stock Grant on the date he or she joins the board. Each restricted stock grant issued following the Initial Restricted Stock Grant will generally vest on the first anniversary of the grant date, except that the Initial Restricted Stock Grant will vest on the day immediately preceding the first annual stockholders meeting held after the date that the Company issues 15,000,000 shares of stock.

No stock awards were issued under the Long-Term Incentive Plan as of June 30, 2011.

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements

June 30, 2011

(Unaudited)

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

7. Economic Dependency

The Company will be dependent on the Advisor and the Dealer Manager for certain services that are essential to the Company, including the sale of the Company’s shares of common stock, asset acquisition and disposition decisions and other general and administrative responsibilities. In the event that the Advisor or the Dealer Manager is unable to provide such services, the Company would be required to find one or more alternative service providers.

8. Subsequent Events

The Company has evaluated subsequent events through the filing of this 10-Q, and determined that there have not been any events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.

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

•                  the fact that we have no operating history;

•                  our ability to raise capital in our continuous public offering;

•                  our ability to deploy effectively the proceeds we raise in our offering of common stock;

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

Overview

We were formed in November 2009 for the purpose of investing primarily in a diversified portfolio of income-producing real estate properties and other real estate related assets. We intend to elect and qualify to be treated as a REIT beginning with the taxable year in which our Escrow Period (as defined below) concludes. We intend to conduct substantially all of our investment activities and own all of our assets through our Operating Partnership, of which we are the sole general partner. The initial limited partner of the Operating Partnership is CPT OP Partner LLC, our wholly owned subsidiary. CPT Advisors LLC (our “Advisor”) will manage our day-to-day operations and our portfolio of properties and real estate related assets.

On May 16, 2011, our Registration Statement was declared effective by the SEC. The Registration Statement covers our initial public offering of up to $2,250,000,000 of shares of our common stock, consisting of up to $2,000,000,000 of shares in our primary offering and up to $250,000,000 of shares pursuant to our distribution reinvestment plan. We may reallocate the shares offered between our primary offering and our distribution reinvestment plan. We will offer to the public two classes of shares of our common stock, Class A shares and Class W shares.

From May 16, 2011, the first date on which our shares were offered for sale to the public (the “Initial Offering Date”), until (1) we have received purchase orders for at least $10,000,000 (excluding purchase orders received from Pennsylvania investors) in any combination of Class A and Class W shares of our common stock and (2) the board of directors has authorized the release of the escrowed funds to us by November 12, 2011 (180 days following the Initial Offering Date), unless extended by the board of directors for up to 180 additional days (the “Escrow Period”), the per-share purchase price for shares of our common stock will be $10.00, plus, for Class A shares only, applicable selling commissions. We will not sell any shares to Pennsylvania investors unless, by May 17, 2012, we have received purchase orders for at least $66,700,000 (including purchase orders received from residents of other jurisdictions) in any combination of Class A shares and Class W shares from persons not affiliated with us or our Advisor. As of June 30, 2011, we have not commenced our initial public offering or any significant operations.

Results of Operations

We are a newly formed company and have no operating history. We are dependent upon proceeds received from the offering to conduct our proposed activities. In addition, we currently do not own any properties or real estate related assets. The capital required to purchase any property or real estate related asset will be obtained from the offering proceeds and from any indebtedness that we may incur in connection with the acquisition of any property or thereafter. We have initially been capitalized with $200,000 from the sale of 20,000 shares to Clarion Partners, LLC (our “Sponsor”). For the period from May 16, 2011 (effective date) to June 30, 2011, we incurred a net loss of $77,286 representing general and administrative costs which consist primarily of legal, accounting, printing fees and compensation for our independent directors.

Our Advisor and ING Investments Distributor, LLC (the “Dealer Manager”) have agreed to fund our organization and offering expenses incurred on our behalf through the Escrow Period, which we will reimburse over the 60 months following the end of the Escrow Period. We will reimburse our Advisor and the Dealer Manager for any offering expenses incurred after the end of the Escrow Period by our Advisor and the Dealer Manager on our behalf as and when incurred. Organization and offering costs were approximately $3.7 million through June 30, 2011. As of the date of this report, we have no commitments to acquire any property or to make any other material capital expenditures.

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

Over time, we generally intend to fund our cash needs for items, other than asset acquisitions and related asset improvements, from operations. Our cash needs for acquisitions will be funded primarily from the sale of shares of our common stock, including those offered for sale through our distribution reinvestment plan, and through the assumption or incurrence of debt. We expect to obtain a credit facility, but have not executed definitive loan documentation with any lender regarding a line of credit. We may obtain a line of credit to fund acquisitions, to redeem shares pursuant to our redemption plan and for any other corporate purpose. If we obtain a line of credit, we would expect that it would afford us borrowing availability to fund redemptions. As our assets increase, however, it may not be commercially feasible or we may not be able to secure a line of credit of that size. Moreover, actual availability may be reduced at any given time if we use borrowings under the line of credit to fund redemptions or for other corporate purposes.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. We have not yet identified any sources for these types of financings.

Critical Accounting Policies

Our consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Registration Statement. There have been no significant changes to our policies.

Accounting Standards Update

The Accounting Standards Updates are discussed in Note 2, “Significant Accounting Policies-Accounting Standards Updates” in the accompanying consolidated financial statements.

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

Our chief executive officer and chief financial officer, together with other members of our management, after conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), concluded that our disclosure controls and procedures were effective as of June 30, 2011 at a reasonable level of assurance.

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

On May 16, 2011, our Registration Statement, covering our public offering of up to approximately $2,250,000,000 of common stock, was declared effective under the Securities Act.  As of August 10, 2011, we had not sold any of the shares of common stock in the offering.

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

Clarion Partners Property Trust Inc.

Date: August 10, 2011	By:	/s/ Edward L. Carey
Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2011		/s/ Amy L. Boyle
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

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition

*Filed herewith.