Form 10-Q
period 2011-09-30
Clarion Partners Property Trust Inc.
filed 2011-11-10
CIK 1476886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[Mark One]

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post all such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of November 10, 2011, Clarion Partners Property Trust Inc. had 20,000 shares of Class A common stock, $.01 par value, outstanding. There were no outstanding shares of Class W common stock.

Clarion Partners Property Trust Inc.

Form 10-Q

Quarter Ended September 30, 2011

Clarion Partners Property Trust Inc.

Consolidated Balance Sheets

	September 30,	December 31,
	2011 (Unaudited)	2010
ASSETS

Cash and cash equivalents	$200,000	$200,000
Prepaid expenses	67,500	—
Other assets	5,081	—
Total assets	$272,581	$200,000

LIABILITIES AND STOCKHOLDER’S EQUITY

Due to affiliates	$272,559	$—
Total liabilities	$272,559	$—

Stockholder’s equity:
Preferred stock, $0.01 par value per share (50,000,000 shares authorized, none issued)	—	—
Common stock, $0.01 par value per share (700,000,000 Class A shares authorized, 20,000 Class A shares issued and outstanding)	200	200
Common stock, $0.01 par value per share (300,000,000 Class W shares authorized, no Class W shares issued)	—	—
Additional paid-in capital	199,800	199,800
Accumulated deficit	(199,978)	—
Total stockholder’s equity	22	200,000

Total liabilities and stockholder’s equity	$272,581	$200,000

See Notes to Consolidated Financial Statements.

Clarion Partners Property Trust Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months	Nine Months
	Ended	Ended
	September 30, 2011	September 30, 2011

Expenses:
General and administrative	$122,692	$199,978

Net Loss	$(122,692)	$(199,978)

Weighted average number of common shares outstanding:
Basic and diluted	20,000	20,000

Net loss per common share:
Basic and diluted	$(6.13)	$(10.00)

See Notes to Consolidated Financial Statements.

Clarion Partners Property Trust Inc.

Consolidated Statement of Stockholder’s Equity

(Unaudited)

					Additional		Total
	Common Stock Class A		Common Stock Class W		Paid-in	Accumulated	Stockholder’s
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity

Balance at January 1, 2011	20,000	$200			$199,800	—	$200,000
Issuance of common stock	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	$(199,978)	(199,978)

Balance at September 30, 2011	20,000	$200	—	—	$199,800	$(199,978)	$22

See Notes to Consolidated Financial Statements.

Clarion Partners Property Trust Inc.

Consolidated Statements of Cash Flows

(Unaudited)

Nine Months
Ended
September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(199,978)
Adjustments to reconcile net loss to net cash provided by operating activities:
Increase in prepaid expenses	(67,500)
Increase in other assets	(5,081)
Increase in due to affiliates	272,559
Net cash provided by operating activities	—

Net change in cash and cash equivalents	—
Cash and cash equivalents, beginning of period	200,000
Cash and cash equivalents, end of period	$200,000

See Notes to Consolidated Financial Statements.

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

1. Organization and Offering

Clarion Partners Property Trust Inc. (the “Company”), was formed on November 3, 2009 as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”). Substantially all of the Company’s business will be conducted through CPT Real Estate LP, the Company’s operating partnership (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership and has contributed $199,000 to the Operating Partnership in exchange for its general partner interest. The initial limited partner of the Operating Partnership is CPT OP Partner LLC (“CPT OP Partner”), a wholly-owned subsidiary of the Company, which has contributed $1,000 to the Operating Partnership. As the Company completes the settlement for the purchase orders for shares of its common stock in its continuous public offering, it will transfer substantially all of the net proceeds of the offering to the Operating Partnership. On May 16, 2011, the Company’s Registration Statement on Form S-11, as amended (File No. 333-164777) (the “Registration Statement”) for its initial public offering was declared effective by the Securities and Exchange Commission (the “SEC”). Neither the Company nor the Operating Partnership has engaged in any significant operations to date. For the period from May 16, 2011 to September 30, 2011, the Company incurred a net loss of $199,978 representing general and administrative costs which consist primarily of legal, accounting, printing fees and compensation for the Company’s independent directors.

The Company was organized to invest primarily in a diversified portfolio of (1) income-producing properties which may include office, industrial, retail, multifamily residential, hospitality and other real property types, (2) debt and equity interests backed principally by real estate (collectively, “real estate related assets”) and (3) cash, cash equivalents and other short-term investments. As discussed in Note 3, the Company was initially capitalized by issuing 20,000 Class A shares of its common stock to Clarion Partners LLC (“Clarion Partners”), formerly known as Clarion Partners Americas LLC, the Company’s sponsor, on November 10, 2009. The Company’s fiscal year end is December 31.

The Company is offering to the public, pursuant to a registration statement, $2,000,000,000 of shares of its common stock in its primary offering and $250,000,000 of shares of its common stock pursuant to its distribution reinvestment plan (the “Initial Offering”). The Company is offering to the public two classes of shares of its common stock, Class A shares and Class W shares. The Company is offering to sell any combination of Class A and Class W shares with a dollar value up to the maximum offering amount. The Company may reallocate the shares offered between the primary offering and the distribution reinvestment plan. From May 16, 2011, the first date on which the Company’s shares were offered for sale to the public (the “Initial Offering Date”), until (1) the Company has received purchase orders for at least $10,000,000 (excluding purchase orders received from Pennsylvania and Tennessee investors) in any combination of Class A and Class W shares of its common stock (the “Minimum Offering Amount”) and (2) the Company’s board of directors has authorized the release of the escrowed funds to the Company by November 12, 2011 (180 days following the Initial Offering Date), unless extended by the board of directors for up to 180 additional days (the “Escrow Period”), the per-share purchase price for shares of the Company’s common stock will be $10.00, plus, for Class A shares only, applicable selling commissions. The Company will not sell any shares to Pennsylvania investors unless, before May 16, 2012, it has received purchase orders for at least $66,700,000 (including purchase orders received from residents of other jurisdictions where a lower minimum offering amount applies) in any combination of Class A shares and Class W shares from persons not affiliated with the Company or CPT Advisors LLC (the “Advisor”). In addition, the Company will not sell any shares to Tennessee investors unless, before May 16, 2012, it receives purchase orders (including purchase orders received from residents of other jurisdictions where a lower minimum offering amount applies) for at least $50,000,000 in any combination of Class A shares and Class W shares from persons not affiliated with the Company or the Advisor. After the close of the Escrow Period, shares will be sold at the Company’s net asset value (“NAV”) per share, plus, for Class A shares only, applicable selling commissions. Each class of shares will have a different NAV per share because certain fees are charged differently with respect to each class. NAV per share is calculated by dividing a class’s NAV at the end of each trading day by the number of shares outstanding for that class on such day. If (1) the Company does not raise the Minimum Offering Amount by November 12, 2011 (180 days following the Initial Offering Date), unless extended by the Company’s board of directors for up to 180 additional days, or (2) the Company’s board of directors does not determine that it is in the best interest of the stockholders of the

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

Company to cause the proceeds raised in the offering to be released to the Company within such period so that it may commence operations, the offering will be terminated and the Company’s escrow agent will promptly send each prospective stockholder a full refund of its investment with interest and without deduction for escrow expenses. Notwithstanding the foregoing, each prospective stockholder may elect to withdraw its purchase order and request a full refund of its investment with interest and without deduction for escrow expenses at any time during the Escrow Period. In addition, if the Company raises the Minimum Offering Amount and the proceeds are released to the Company, investors will also receive additional shares of the Company’s common stock in an amount equal to their pro rata share of the interest earned from the escrow account based on the number of days each investor’s proceeds were held in the escrow account. As of September 30, 2011, the Company had not raised the Minimum Offering Amount or commenced any significant operations.

On November 4, 2011, the Company’s Board of Directors extended the Escrow Period through May 10, 2012. (See Note 8, Subsequent Events)

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

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

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

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

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

Stock-Based Compensation

The Company has adopted a stock-based long-term incentive award plan for employees, directors, consultants and advisors. The Company accounts for this plan in accordance with ASC 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based awards granted. No stock awards were issued under the plan as of September 30, 2011.

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

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

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 (ASU 2011-04), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends ASC 820 to change certain fair value principles to eliminate differences between US GAAP and IFRS. ASU 2011-05 is effective for interim and annual reporting periods beginning after December 15, 2011. The Company is currently evaluating the implication of ASU 2011-04 and its disclosure requirements for 2012.

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

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

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

The Company will pay the Advisor an advisory fee equal to (1) a fixed component, beginning with the day on which the Company has received gross offering proceeds of at least $50,000,000 from any combination of Class A or Class W shares, that accrues daily in an amount equal to 1/365th of 0.90% of the Company’s NAV for each class for such day and (2) a performance component calculated for each class on the basis of the total return to stockholders of the class in any calendar year, such that for any year in which the Company’s total return per share allocable to such class exceeds 6% per annum, the Advisor will receive 25% of the excess total return allocable to that class; provided that in no event will the performance component exceed 10% of the aggregate total return allocable to such class for such year. The fixed component of the advisory fee is payable quarterly in arrears and the performance component is payable annually in arrears. In the event the Company’s NAV per share for either class or common stock decreases below $10.00, any increase in NAV per share to $10.00 with respect to that class will not be included in the calculation of the performance component. The Company will reimburse the Advisor for all expenses paid or incurred by the Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse the Advisor for any amount by which its operating expenses (including the advisory fee) at the end of the four preceding fiscal quarters exceed the greater of: (1) 2% of its average invested assets; or (2) 25% of its net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period. Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.

5.  Incentive Award Plan

The Clarion Partners Property Trust Inc. Long-Term Incentive Plan (the “Long-Term Incentive Plan”) was adopted by the Company’s board of directors on September 22, 2010, and provides for the grant of equity awards to employees, directors, consultants and advisors. Subject to adjustment as set forth in the Long-Term Incentive Plan, the aggregate number of shares reserved and available for issuance is 4,000,000, not to exceed 2% of the Company’s total outstanding shares as of the date of any proposed grant. The vesting period of stock-based awards will be determined by the Company’s board of directors or a committee thereof, and the exercise term will be limited to ten years.

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

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

No stock awards were issued under the Long-Term Incentive Plan as of September 30, 2011.

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

8. Subsequent Events

The Company has evaluated subsequent events through the filing of this 10-Q. On November 4, 2011, the Company’s Board of Directors extended the Escrow Period through May 10, 2012.

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

From May 16, 2011, the first date on which our shares were offered for sale to the public (the “Initial Offering Date”), until (1) we have received purchase orders for at least $10,000,000 (excluding purchase orders received from Pennsylvania and Tennessee investors) in any combination of Class A and Class W shares of our common stock and (2) the board of directors has authorized the release of the escrowed funds to us  by November 12, 2011 (180 days following the Initial Offering Date), unless extended by the board of directors for up to 180 additional days (the “Escrow Period”), the per-share purchase price for shares of our common stock will be $10.00, plus, for Class A shares only, applicable selling commissions. We will not sell any shares to Pennsylvania investors unless, by May 16, 2012, we have received purchase orders for at least $66,700,000 (including purchase orders received from residents of other jurisdictions) in any combination of Class A shares and Class W shares from persons not affiliated with us or our Advisor. In addition, we will not sell any shares to Tennessee investors unless, before May 16, 2012, we receive purchase orders (including purchase orders received from residents of other jurisdictions where a lower minimum offering amount applies) for at least $50,000,000 in any combination of Class A shares and Class W shares from persons not affiliated with us or our Advisor. As of September 30, 2011, we have not sold any shares in our initial public offering or commenced any significant operations.

On November 4, 2011, the Company’s Board of Directors extended the Escrow Period through May 10, 2012.

Results of Operations

We are a newly formed company and have no operating history. We are dependent upon proceeds received from the offering to conduct our proposed activities. In addition, we currently do not own any properties or real estate related assets. The capital required to purchase any property or real estate related asset will be obtained from the offering proceeds and from any indebtedness that we may incur in connection with the acquisition of any property or thereafter. We have initially been capitalized with $200,000 from the sale of 20,000 shares to Clarion Partners, LLC (our “Sponsor”). For the period from May 16, 2011 (effective date) to September 30, 2011, we incurred a net loss of $199,978 representing general and administrative costs which consist primarily of legal, accounting, printing fees and compensation for our independent directors.

Our Advisor and ING Investments Distributor, LLC (the “Dealer Manager”) have agreed to fund organization and offering expenses incurred on our behalf through the Escrow Period, which we will reimburse over the 60 months following the end of the Escrow Period. We will reimburse our Advisor and the Dealer Manager for any offering expenses incurred after the end of the Escrow Period by our Advisor and the Dealer Manager on our behalf as and when incurred. Organization and offering costs were approximately $3.9 million through September 30, 2011. As of the date of this report, we have no commitments to acquire any property or to make any other material capital expenditures.

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

Over time, we generally intend to fund our cash needs for items, other than asset acquisitions and related asset improvements, from operations. Our cash needs for acquisitions will be funded primarily from the sale of shares of our common stock, including those offered for sale through our distribution reinvestment plan, and through the assumption or incurrence of debt. We expect to obtain a credit facility, but have not executed definitive loan documentation with any lender regarding a line of credit. We may obtain a line of credit to fund acquisitions, to redeem shares pursuant to our redemption plan and for any other corporate purpose. Actual availability under a line of credit may be reduced at any given time if we use borrowings under the line of credit to fund redemptions or for other corporate purposes.

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

Accounting Standards Update

The Accounting Standards Updates are discussed in Note 2, “Summary of significant Accounting Policies —Accounting Standards Updates” in the accompanying consolidated financial statements.

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

Our chief executive officer and chief financial officer, together with other members of our management, after conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), concluded that our disclosure controls and procedures were effective as of September 30, 2011 at a reasonable level of assurance.

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

On May 16, 2011, our Registration Statement, covering our public offering of up to approximately $2,250,000,000 of common stock, was declared effective under the Securities Act.  As of November 10, 2011, we had not sold any of the shares of common stock in the offering.

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

Clarion Partners Property Trust Inc.

Date: November 10, 2011	By:	/s/ Edward L. Carey
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2011	By:	/s/ Amy L. Boyle
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