Form 10-K
period 2011-12-31
Clarion Partners Property Trust Inc.
filed 2012-03-07
CIK 1476886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[Mark One]

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post all such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporate by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

There is no established market for the registrant’s shares of common stock. As of March 7, 2012, Clarion Partners Property Trust Inc. had 20,000 shares of Class A common stock, $.01 par value, outstanding, all of which were held by an affiliate. There were no outstanding shares of Class W common stock.

CLARION PARTNERS PROPERTY TRUST INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements included in this Annual Report on Form 10-K that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in any forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.

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

•                  the fact that we have no significant operating history;

•                  our ability to raise capital in our continuous public offering;

•                  our ability to deploy effectively the proceeds we raise in our offering of common stock;

•                  changes in economic conditions generally and the real estate market specifically;

•                  legislative or regulatory changes (including changes to the laws governing the taxation of real estate investment trusts;

•                  the availability of credit;

•                  interest rates; and

•                  changes to generally accepted accounting principles in the United States.

Any of the assumptions underlying the forward-looking statements included herein could be inaccurate, and undue reliance should not be placed on any forward-looking statements included herein. All forward-looking statements are made as of the date this Annual Report is filed with the Securities and Exchange Commission and the risk that actual results will differ materially from the expectations expressed herein will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements made herein, whether as a result of new information, future events, changed circumstances or any other reason.

All forward-looking statements included herein should be read in light of the factors identified in the “Risk Factors” section of Item 1A in this Annual Report.

PART I.

Item 1.                   Business

Overview

Clarion Partners Property Trust Inc. was formed as a Maryland corporation on November 3, 2009 for the purpose of investing primarily in a diversified portfolio of income-producing real estate properties and other real estate related assets. As used herein, the terms “we,” “our” and “us” refer to Clarion Partners Property Trust Inc. We intend to qualify as a real estate investment trust, or REIT, for federal tax purposes beginning with the taxable year in which our escrow period (as defined below) concludes. We intend to conduct substantially all of our investment activities and own all of our assets through CPT Real Estate LP, our operating partnership, of which we are the sole general partner. The initial limited partner of the operating partnership is CPT OP Partner LLC (“CPT OP Partner”), our wholly owned subsidiary. We have engaged CPT Advisors LLC, or our advisor, to manage our day-to-day operations and our portfolio of properties and real estate related assets. On November 10, 2009, Clarion Partners, LLC, our sponsor, provided our initial capitalization by purchasing 20,000 shares of our Class A common stock for $200,000 in cash.

On May 16, 2011, or the initial offering date, our registration statement on Form S-11, as amended (File No. 333-164777), for our initial public offering was declared effective by the SEC. The registration statement covers our initial public offering, which we refer to as our “offering,” of up to $2,250,000,000 of shares of our common stock, consisting of up to $2,000,000,000 of shares in our primary offering and up to $250,000,000 of shares pursuant to our distribution reinvestment plan. We may reallocate the shares offered between our primary offering and our distribution reinvestment plan. We are offering to the public any combination of two classes of shares of our common stock, Class A shares and Class W shares.

From the initial offering date until (1) we have received purchase orders for at least $10,000,000 (excluding purchase orders received from Pennsylvania and Tennessee investors) in any combination of Class A and Class W shares of our common stock, which we refer to as the “minimum offering amount,” and (2) our board of directors has authorized the release of the escrowed funds to us (to occur no later than November 12, 2012), which we refer to as the “escrow period,” the per-share purchase price for shares of our common stock will be $10.00, plus, for Class A shares only, applicable selling commissions. Special escrow requirements apply to Pennsylvania and Tennessee investors.

If (1) we do not raise the minimum offering amount by November 12, 2012, or (2) our board of directors does not determine to cause the proceeds raised in the offering to be released to us within such period so that we may commence operations, the offering will be terminated and our escrow agent will promptly send each prospective stockholder a full refund of its investment with interest and without deduction for escrow expenses. Notwithstanding the foregoing, each prospective stockholder may elect to withdraw its purchase order and request a full refund of its investment with interest and without deduction for escrow expenses at any time during the escrow period.

After the close of the escrow period, shares will be sold at our net asset value, or NAV, per share for the applicable class of shares, plus, for Class A shares only, applicable selling commissions. Each class of shares will have a different NAV per share because certain fees are charged differently with respect to each class.

As of December 31, 2011 and as of March 7, 2012, with the exception of our initial capitalization of $200,000, we had not sold any shares in our initial public offering or commenced any significant operations.

Investment Objectives and Strategy

Our primary investment objectives are:

•                  to provide stockholders an attractive level of current income;

•                  to achieve appreciation of our net asset value; and

•                  to enable stockholders to utilize real estate as an asset class in diversified, long-term investment portfolios.

We intend primarily to acquire properties, including office, industrial, retail, multifamily, hospitality and other real property types. To a lesser extent, we will also seek investments in other types of assets related to the real estate sector such as the common and preferred stock of publicly-traded real estate related companies, preferred equity interests, mortgage loans and other real estate related equity and debt instruments, which we refer to collectively as “real estate related assets.”

We will select investments across property types, geographic regions and metropolitan areas in an attempt to achieve portfolio stability, diversification and favorable risk-adjusted investment returns. We will employ a research-based investment philosophy focused on building a portfolio of properties and real estate related assets that we believe have the potential to outperform market averages.

We believe that the evolving real estate market may present opportunities to purchase high quality properties and other real estate related assets at significant discounts to both the previous market peak levels and asset replacement costs during the period in which we are investing the net proceeds of our offering.

With respect to our investments in properties, we generally expect to invest in properties in large metropolitan areas that are well-leased with a stable tenant base and predictable income. However, we may make investments in properties with other characteristics if we believe that the investments have the potential to enhance portfolio diversification or investment returns.

Our advisor has the authority to execute on our behalf all investment transactions that meet the requirements of the investment guidelines approved by our board of directors. The investment committee of our sponsor will review and approve, by majority vote, each potential investment before our advisor may consider the opportunity for our portfolio.

Following our initial ramp-up period (described below), we will seek to invest:

•                  between 70% and 85% of our net assets in properties;

•                  between 10% and 25% of our net assets in real estate related assets; and

•                  between 1% and 15% of our net assets in cash, cash equivalents and other short-term investments.

Notwithstanding the above, the actual percentage of our portfolio that is invested in each investment type may from time to time be outside the target levels provided above due to factors such as a large inflow of capital over a short period of time, a lack of attractive investment opportunities or an increase in anticipated cash requirements or redemption requests. During the period until we have raised substantial proceeds in our offering and acquired a diversified portfolio of our target investments, which we refer to as our “ramp-up period,” we will balance the goal of achieving diversification in our portfolio with the goal of maintaining moderate leverage. Following the end of our ramp-up period, we believe that the size of our portfolio of investments should be sufficient for our advisor to adhere more closely to our investment guidelines, although we cannot predict how long our ramp-up period will last and we cannot provide assurances that we will be able to raise sufficient proceeds in our offering to accomplish this objective. During our ramp-up period, the percentages of our gross assets comprised of various categories of assets may fluctuate as we identify investment opportunities and make investments with a combination of proceeds from our offering and proceeds from borrowings.

Borrowing Policies

We intend to use conservative amounts of financial leverage to provide additional funds to support our investment activities. Our target leverage ratio after we have acquired a substantial portfolio of real estate investments is 35% to 40% of the gross value of our assets. During the period when we are acquiring our portfolio, we may employ greater leverage in order to build a diversified portfolio of assets.

If we obtain a line of credit to fund redemptions of our shares pursuant to our redemption plan and for general corporate purposes, we will consider actual borrowings when determining whether or not we are at our leverage target, but not unused borrowing capacity. If, therefore, we are at our target leverage ratio of 35% to 40% and we borrow additional amounts under a line of credit, or if the value of our portfolio decreases, our leverage could exceed our target leverage ratio. In the event that our leverage ratio exceeds 40%, regardless of the reason, we will thereafter endeavor to manage our leverage back down to our 35% to 40% target.

Competitive Market Factors Affecting Our Business

The U.S. commercial real estate investment and leasing markets remain competitive. We face competition from various entities for investment opportunities in commercial and office properties, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant or the geographic location of its investments. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell.

The success of our portfolio of real estate related investments depends, in part, on our ability to acquire and originate investments with spreads over our borrowing cost. In acquiring and originating these investments, we compete with mortgage REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, other lenders, governmental bodies and other entities, many of which have greater financial resources and lower costs of capital available to them than we do. In addition, there are numerous REITs with asset acquisition objectives similar to ours, and others may be organized in the future, which may increase competition for the investments suitable for us. Our competitors may be willing to accept lower returns on their investments and may succeed in buying the assets that we have targeted for acquisition. Although we believe that we are well-positioned to compete effectively in each facet of our business, there is competition in our market sector and there can be no assurance that we will compete effectively or that we will not encounter increased competition in the future that could limit our ability to conduct our business effectively.

Compliance with Federal, State and Local Environmental Law

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous real property owner or operator may be liable for the cost of removing or remediating hazardous or toxic substances on, under or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures or prevent us from entering into leases with prospective tenants that may be impacted by such laws. Third parties may seek recovery from real property owners or operators for personal injury or property damage associated with exposure to released hazardous substances.

Employees

We have no paid employees. We are externally managed and advised by our advisor, a wholly owned subsidiary of our sponsor.  In providing management, acquisition, advisory and administrative services to us, our advisor relies on the personnel of our sponsor.

Financial Information About Industry Segments

Our current business plan consists of owning, managing, operating, leasing, acquiring, developing, investing in, and disposing of real estate related assets. We internally evaluate all of our real estate related assets as one industry segment, and, accordingly, we do not report segment information.

Available information

Access to copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other filings with the SEC, including amendments to such filings, may be obtained free of charge directly from the SEC’s website, http://www.sec.gov. These filings are made available promptly after we file them with, or furnish them to, the SEC. With the conclusion of our escrow period, these reports and other filings with the SEC will be accessible from our website, www.clarionpartnerstrust.com.

Item 1A.                Risk Factors.

The factors described below represent our principal risks. Other factors may exist that we do not consider to be significant based on information that is currently available or that we are not currently able to anticipate. The occurrence of any of the risks discussed below could have a material adverse effect on our business, financial condition, results of operations and our ability to pay distributions to our stockholders.

Risks Related to an Investment in Our Shares

We have no operating history and there is no assurance that we will be able to successfully achieve our investment objectives.

We have no operating history and may not be able to achieve our investment objectives. We cannot assure stockholders that the past experiences of affiliates of our advisor will be sufficient to allow us to successfully achieve our investment objectives. As a result, an investment in our shares of common stock may entail more risk than the shares of common stock of a REIT with a substantial operating history.

There is no public trading market for shares of our common stock; therefore, stockholders’ ability to dispose of their shares will likely be limited to redemption by us. If stockholders do sell their shares to us, they may receive less than the price they paid.

There is no current public trading market for shares of our common stock, and we do not expect that such a public market will ever develop. Therefore, redemption of shares by us will likely be the only way for stockholders to dispose of their shares. We will redeem shares at a price equal to the NAV per share of the class of shares being redeemed on the date of redemption, and not based on the price at which stockholders initially purchased their shares. Subject to limited exceptions, shares redeemed within 365 days of the date of purchase are subject to a short-term trading discount equal to 2% of the gross proceeds otherwise payable with respect to the redemption, which inures indirectly to the benefit of our remaining stockholders. As a result, stockholders may receive less than the price they paid for their shares when stockholders sell them to us pursuant to our redemption plan.

In addition, we may redeem stockholders’ shares if they fail to maintain a minimum balance of $2,000 in shares, even if the failure to meet the minimum balance is caused solely by a decline in our NAV. Shares redeemed for this reason are subject to the short-term trading discount of 2% if redeemed within 365 days of the date of purchase.

Our ability to redeem stockholders’ shares may be limited, and our board of directors may modify or suspend our redemption plan at any time.

Under our redemption plan, the total amount of net redemptions during any calendar quarter is limited to shares whose aggregate value is 5% of the combined NAV of both classes of shares, calculated as of the last day of the previous calendar quarter. The vast majority of our assets will consist of properties which generally cannot be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy redemption requests. Should redemption requests, in the business judgment of our board of directors, place an undue burden on our liquidity, adversely affect our investment operations or pose a risk of having a material adverse impact on non-redeeming stockholders, then our board of directors may modify or suspend our redemption plan. Because our board of directors is not required to authorize the recommencement of the redemption plan within any specified period of time, our board may effectively terminate the plan by suspending it indefinitely. As a result of these limitations on our redemption plan, stockholders’ ability to have their shares redeemed by us may be limited and at times no liquidity may be available for their investment.

Our board of directors will not approve each investment selected by our advisor.

Our board of directors has approved investment guidelines that delegate to our advisor the authority to execute (1) acquisitions and dispositions and (2) investments in other real estate related assets, in each case so long as such investments are consistent with the investment guidelines. Our directors review our investment guidelines on an annual basis and our investment portfolio on a quarterly basis or, in each case, as often as they deem appropriate. The prior approval of our board of directors will be required only for the acquisition or disposition of assets that are not in accordance with our investment guidelines. In addition, in conducting periodic reviews, our directors will rely primarily on information provided to them by our advisor. Furthermore, transactions entered into on our behalf by our advisor may be costly, difficult or impossible to unwind when they are subsequently reviewed by our board of directors.

If we pay distributions from sources other than our cash flow from operations, we will have fewer funds available for investments and the overall return may be reduced.

Our long-term corporate strategy is to fund the payment of regular distributions to our stockholders entirely from cash flow from our operations. However, during the early stages of our development, and from time to time thereafter, we may not generate sufficient cash flow from operations to fully fund distributions to stockholders. Therefore, we may choose to use cash flows from financing activities, which include borrowings (including borrowings secured by our assets), net offering proceeds, or other sources to fund distributions to our stockholders. We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform as anticipated, if expenses are greater than expected and due to numerous other factors. We have not established a limit on the amount of our distributions that may be paid from any of these sources.

Using certain of these sources may result in a liability to us, which would require a future repayment. The use of these sources for distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease our NAV, decrease the amount of cash we have available for operations and new investments and adversely impact the value of stockholders investments.

Stockholders may be more likely to sustain a loss on their investment because our sponsor does not have a significant investment in our common stock and, as such, may not have as strong an economic incentive to avoid losses as do sponsors who have more significant equity in the investment programs they sponsor.

Our sponsor has invested only $200,000 in us in exchange for 20,000 Class A shares of our common stock. Therefore, if we are able to reimburse our sponsor for our organization, offering and operating expenses, our sponsor will have little exposure to loss in the value of its investment in our shares. Without this exposure, our investors may be at a greater risk of loss because our sponsor does not have as strong an economic incentive to prevent a decrease in the value of our shares as do those sponsors who make more significant equity investments in the investment programs they are sponsoring.

Valuations and appraisals of our properties and real estate related assets are estimates of fair value and may not necessarily correspond to realizable value.

For the purposes of calculating our NAV after the close of business on each business day, our properties will initially be valued at cost which we expect to represent fair value at that time. Thereafter, valuations of properties, which will be based in part on appraisals of each of our properties by our independent valuation advisor at least once during every calendar quarter after the respective calendar quarter in which such property was acquired, will be performed in accordance with our valuation guidelines. Likewise, our investments in real estate related assets will initially be valued at cost, and thereafter will be valued quarterly, or in the case of liquid securities, daily, as applicable, at fair value. Within the parameters of our valuation guidelines, the valuation methodologies used to value our properties will involve subjective judgments regarding such factors as comparable sales, rental and operating expense data, the capitalization or discount rate, and projections of future rent and expenses based on appropriate analysis. Although our valuation guidelines are designed to determine the accurate and timely fair value of our assets, valuations and appraisals of our properties and real estate related assets will be only estimates of fair value. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions beyond our control and the control of our advisor and independent valuation advisor. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. Therefore, the valuations of our properties and our investments in real estate related assets may not correspond to the timely realizable value upon a sale of those assets. There will be no retroactive adjustment in the valuation of such assets, the price of our shares of common stock, the price we paid to redeem shares of our common stock or NAV-based fees we paid to our advisor and dealer manager to the extent such valuations prove to not accurately reflect the true estimate of value and are not a precise measure of realizable value.

Although our advisor is responsible for calculating our NAV, our advisor will base its calculations in part on independent appraisals of our properties, the accuracy of which our advisor will not independently verify.

In calculating our NAV on a daily basis, our advisor will include values of individual properties that were obtained from the independent valuation advisor. Our independent valuation advisor was selected by our advisor and approved by our board of directors, including a majority of our independent directors. Although our advisor is responsible for the accuracy of the daily NAV calculation and our independent valuation advisor will provide appraisals pursuant to our valuation guidelines, we will not independently verify the appraised value of our properties. As a result, the appraised value of a particular property may be greater or less than its potential realizable value, which would cause our estimated NAV to be greater or less than the potential realizable NAV.

Our NAV per share may suddenly change if the appraised values of our properties materially change from prior appraisals or the actual operating results for a particular month differ from what we originally budgeted for that month.

We anticipate that our quarterly appraisals of our properties will not be spread evenly throughout the calendar quarter, but instead could be received in groupings during the quarter or a particular month. As such, when these appraisals are reflected in our NAV calculation, there may be a sudden change in our NAV per share for each class of our common stock. In addition, actual operating results for a given month may differ from what we originally budgeted for that month, which may cause a sudden increase or decrease in the NAV per share amounts. We will accrue estimated income and expenses on a daily basis based on quarterly budgets. As soon as practicable after the end of each month, we will adjust the income and expenses we estimated for that month to reflect the income and expenses actually earned and incurred. We will not retroactively adjust the NAV per share of each class for each day of the previous month. Therefore, because the actual results from operations may be better or worse than what we previously budgeted for a particular month, the adjustment to reflect actual operating results may cause the NAV per share for each class of our common stock to increase or decrease, and such increase or decrease will occur on the day the adjustment is made.

The NAV per share that we publish may not necessarily reflect changes in our NAV that are not immediately quantifiable.

From time to time, we may experience events with respect to our investments that may have a material impact on our NAV. For example, an unexpected termination or renewal of a material lease, a material change in vacancies or an unanticipated structural or environmental event at a property may cause the value of a property to change materially. The NAV per share of each class of our common stock as published on any given day may not reflect such extraordinary events to the extent that their financial impact is not immediately quantifiable. As a result, the NAV per share of each class published after the announcement of a material event may differ significantly from our actual NAV per share for such class until such time as the financial impact is quantified and our NAV is appropriately adjusted in accordance with our valuation guidelines. The resulting potential disparity in our NAV may inure to the benefit of redeeming or non-redeeming stockholders, depending on whether our published NAV per share for such class is overstated or understated.

Changes in global economic and capital market conditions, including periods of generally deteriorating real estate industry fundamentals, may significantly affect our results of operations and returns to our stockholders.

We are subject to risks incident to the ownership of real estate and real estate related assets, including changes in global, national, regional or local economic, demographic and real estate market conditions, as well as other factors particular to the locations of our investments. A prolonged recession, such as the one experienced over the past few years, and a prolonged recovery period could adversely impact our investments as a result of, among other items, increased tenant defaults under our leases, lower demand for rentable space, as well as potential oversupply of rentable space, each of which could lead to increased concessions, tenant improvement expenditures or reduced rental rates to maintain occupancies. These conditions could also adversely impact the financial condition of the tenants that occupy our real properties and, as a result, their ability to pay us rents.

In addition, we believe the risks associated with our business are more severe during periods of economic slowdown or recession if these periods are accompanied by deteriorating fundamentals and declining values in the real estate industry. To the extent that the general economic slowdown is further prolonged or becomes more severe or real estate fundamentals deteriorate further, it may have a significant and adverse impact on our revenues, results from operations, financial condition, liquidity, overall business prospects and ultimately our ability to make distributions to our stockholders.

Continued uncertainty and volatility in the credit markets could affect our ability to obtain debt financing on reasonable terms, or at all, which could reduce the number of properties we may be able to acquire and the amount of cash distributions we can make to our stockholders.

The U.S. and global credit markets have experienced severe dislocations and liquidity disruptions over the past several years, which have caused volatility in the credit spreads on prospective debt financings and have constrained the availability of debt financing due to the reluctance of lenders to offer financing at high leverage ratios. The uncertainty in the credit markets may adversely impact our ability to access additional debt financing on reasonable terms or at all, which may adversely affect investment returns on future acquisitions or our ability to make acquisitions.

If mortgage debt is unavailable on reasonable terms as a result of increased interest rates, increased credit spreads, decreased liquidity or other factors, we may not be able to finance the initial purchase of properties. In addition, if we incur mortgage debt on properties, we run the risk of being unable to refinance such debt upon maturity, or of being unable to refinance on favorable terms. If interest rates are higher or other financing terms, such as principal amortization, the need for a corporate guaranty, or other terms are not as favorable when we refinance debt or issue new debt, our income could be reduced. To the extent we are unable to refinance debt on reasonable terms, or at appropriate times or at all, we may be required to sell properties on terms that are not advantageous to us, or could result in the foreclosure of such properties. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by borrowing more money.

Economic events that may cause our stockholders to request that we redeem their shares may materially adversely affect our cash flow and our ability to achieve our investment objectives.

Economic events affecting the U.S. economy, such as the general negative performance of the investment real estate sector, could cause our stockholders to seek to sell their shares to us pursuant to our redemption plan. Our redemption plan limits the amount of funds we may use for net redemptions during each calendar quarter to 5% of the combined NAV of both classes of shares as of the last day of the previous calendar quarter. Even if we are able to satisfy all resulting redemption requests, our cash flow could be materially adversely affected. In addition, if we determine to sell valuable assets to satisfy redemption requests, our ability to achieve our investment objectives, including, without limitation, diversification of our portfolio by property type and location, moderate financial leverage, conservative operating risk and an attractive level of current income, could be materially adversely affected.

We depend on our advisor, the key personnel of our advisor and our dealer manager, and we may not be able to secure suitable replacements in the event that we fail to retain their services.

Our success is dependent upon our relationships with, and the performance of, our advisor, the key real estate professionals of our advisor and our dealer manager in the marketing and distribution of our offering, the acquisition and management of our investment portfolio, and our corporate operations. Any of these parties may suffer or become distracted by adverse financial or operational problems in connection with their business and activities unrelated to us and over which we have no control. Should any of these parties fail to allocate sufficient resources to perform their responsibilities to us for any reason, we may be unable to achieve our investment objectives or to pay distributions to our stockholders. In the event that, for any reason, our advisory agreement or dealer manager agreement is terminated, or our advisor is unable to retain its key personnel, it may be difficult to secure suitable replacements on acceptable terms, which would adversely impact the value of a stockholder’s investment. Our ability to retain the services of our dealer manager may additionally be adversely affected by the currently ongoing strategic review and reorganization of our dealer manager’s ultimate parent, ING Groep N.V., or ING Groep, as a result of which our dealer manager may be acquired or controlled by a third party.

In the event ING Groep amends the term of our dealer manager agreement in connection with a divestment of our dealer manager, our ability to raise capital may be adversely affected and the fees payable to the new dealer manager may increase.

The term of the dealer manager agreement we entered into with our dealer manager may be amended upon request of the Executive Board of ING Groep, the parent company of our dealer manager, in connection with, and not later than contemporaneously with, any divestment of our dealer manager. The Executive Board of ING Groep could effectively terminate our dealer manager agreement or reduce the length of the period during which our dealer manager is required to perform under the agreement by amending its term, which could adversely affect us and our stockholders. Although our dealer manager is required to use its best efforts to cooperate with us in transferring the management of our offering to another broker dealer we designate, we may have difficulty identifying and engaging a new dealer manager with similar experience and resources. If we do not timely identify and engage a new dealer manager, or if the new dealer manager has less experience or fewer resources than our current dealer manager, our ability to raise capital may be impaired. Even if we timely identify and engage a new dealer manager, we may be unable to negotiate terms, including fees, that are as favorable to us and our stockholders as the terms of our current dealer manager agreement. Further, if we engage an unaffiliated dealer manager, we may incur significant costs associated with reimbursing our dealer manager for the cost of its independent due diligence review of our offering. These events could materially impact our operations and adversely affect our stockholders.

If we only raise the minimum offering amount or are unable to raise substantial funds, we will be limited in the number and type of investments we make, and the value of our shares in us will fluctuate with the performance of the specific assets we acquire.

Our offering is being made on a ‘‘best efforts’’ basis, meaning that our dealer manager is only required to use its best efforts to sell our shares and has no firm commitment or obligation to purchase any shares. As a result, the amount of proceeds we raise in our offering may be substantially less than the amount we would need to achieve a diversified portfolio of investments. If we are unable to raise substantially more than the minimum offering amount, we will make fewer investments resulting in less diversification in terms of the type, number and size of investments that we make. In that case, the likelihood that any single asset’s performance would adversely affect our profitability will increase. Further, we will have certain fixed operating expenses, including expenses of being a public reporting company, regardless of whether we are able to raise substantial funds. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, reducing our net income and limiting our ability to make distributions.

The termination or replacement of our advisor could trigger a repayment event under our mortgage loans for some of our properties and the credit agreement governing for any line of credit we obtain.

Lenders for certain of our properties may request provisions in the mortgage loan documentation that would make the termination or replacement of our advisor an event requiring the immediate repayment of the full outstanding balance of the loan. If we elect to obtain a line of credit and are able to do so, the termination or replacement of our advisor could trigger repayment of outstanding amounts under the credit agreement governing our line of credit. If a repayment event occurs with respect to any of our properties, our ability to achieve our investment objectives could be materially adversely affected.

In the event we are able to quickly raise a substantial amount of capital, we may have difficulty investing it in properties.

If we are able to quickly raise capital, we may have difficulty identifying and purchasing suitable properties on attractive terms in order to meet our targeted investment allocation of up to 85% of our assets invested in properties. In addition, we may have capital which cannot be deployed until additional investment opportunities have been allocated to us by our sponsor pursuant to its allocation policy. Therefore, there could be a delay between the time we receive net offering proceeds from the sale of shares of our common stock and the time we invest the net proceeds. This could cause a substantial delay in the time it takes for a stockholder’s investment to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations to stockholders.

We may change our investment and operational policies without stockholder consent.

Except for changes to the investment objectives and investment restrictions contained in our charter, which require stockholder consent to amend, we may change our investment and operational policies, including our policies with respect to investments, operations, indebtedness, capitalization and distributions, at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier or more highly leveraged than, the types of investments described in this prospectus. A change in our investment strategy may, among other things, increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could materially affect our ability to achieve our investment objectives.

Risks Related to Conflicts of Interest

Our advisor will face a conflict of interest with respect to the allocation of investment opportunities and competition for tenants between us and other real estate programs that it advises.

Our advisor’s officers and key real estate professionals will identify potential investments in properties and other real estate related assets which are consistent with our investment guidelines for our possible acquisition. However, our advisor may not acquire any investment in a property unless our sponsor has reviewed and approved presenting it to us in accordance with its allocation policies. Our sponsor and its affiliates advise other investment programs that invest in properties and real estate related assets in which we may be interested. Our sponsor could face conflicts of interest in determining which programs will have the opportunity to acquire and participate in such investments as they become available. As a result, other investment programs advised by our sponsor may compete with us with respect to certain investments that we may want to acquire.

In addition, we may acquire properties in geographic areas where other investment programs advised by our sponsor own properties. Therefore, our properties may compete for tenants with other properties owned by such investment programs. If one of such investment programs attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays locating another suitable tenant.

Our advisor will face a conflict of interest because the fees it will receive for services performed are based on our NAV, which will be calculated by our advisor.

Our advisor will be paid a fee for its services based on our daily NAV, which will be calculated by our advisor in accordance with our valuation guidelines. The calculation of our NAV in accordance with our valuation guidelines includes certain subjective judgments of our advisor and our independent valuation advisor, including estimates of fair value of particular assets, and therefore may not correspond to realizable value upon a sale of those assets. Our advisor may benefit by our retention of ownership of our assets at times when our stockholders may be better served by the sale or disposition of our assets in order to avoid a reduction in our NAV. If our NAV is calculated in a way that is not reflective of our actual NAV, then the purchase price of shares of our common stock on a given date may not accurately reflect the value of our portfolio, and stockholders’ shares may be worth less than the purchase price.

Our advisor’s inability to retain the services of key real estate professionals could hurt our performance.

Our success depends to a significant degree upon the contributions of certain key real estate professionals employed by our sponsor acting on behalf of our advisor, each of whom would be difficult to replace. Neither we nor our advisor have employment agreements with these individuals and they may not remain associated with us. If any of these persons were to cease their association with us, our operating results could suffer. Our future success depends, in large part, upon our sponsor’s ability to attract and retain highly skilled managerial, operational and marketing professionals. If our sponsor loses or is unable to obtain the services of highly skilled professionals, our ability to implement our investment strategies could be delayed or hindered.

The key real estate professionals employed by our sponsor that provide services to us are all involved in the management of other funds sponsored by our sponsor and separate accounts established for institutional investors, each of which invest in properties and real estate related assets. As a result of their obligations to other funds and investors and the fact that they engage in and they will continue to engage in other business activities, on behalf of themselves and others, these individuals face conflicts of interest in allocating their time among us and such other funds, investors and activities. These conflicts of interest could cause these individuals to allocate less of their time to us than we may require, which may adversely impact our operations.

Our executive officers, our affiliated directors and the key real estate professionals acting on behalf of our advisor face conflicts of interest related to their positions or interests in affiliates of our advisor, which could hinder our ability to implement our business strategy and to generate returns to our stockholders.

Our executive officers, our affiliated directors and the key real estate professionals acting on behalf of our advisor are also executive officers, directors, managers and key professionals of other entities affiliated with our sponsor. Through entities affiliated with our sponsor, some of these persons also serve as managers and investment advisors to other funds and institutional investors in real estate and real estate related assets. As a result, they owe fiduciary duties to each of these entities and their investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders. Their loyalties to these other entities and investors could result in action or inaction that is detrimental to our business, which could harm the implementation of our investment strategy.

Payment of fees and expenses to our advisor and our dealer manager will reduce the cash available for distribution and will increase the risk that stockholders will not be able to recover the amount of their investment in our shares.

Our advisor performs services for us in connection with the selection and acquisition of our investments, the management of our assets and certain administrative services. We will pay our advisor advisory fees and expense reimbursements for these services, which will reduce the amount of cash available for further investments or distribution to our stockholders. We will also pay our dealer manager, dealer manager fees and distribution fees based on our NAV. The fees we pay to our advisor and our dealer manager increase the risk that stockholders may receive a lower price when they sell their shares to us pursuant to our redemption plan than the purchase price they initially paid for their shares.

Risks Related to Our Corporate Structure

The limits on the percentage of shares of our common stock that any person may own may discourage a takeover or business combination that could otherwise benefit our stockholders.

Our charter, with certain exceptions, authorizes our board of directors to take such actions as are necessary and desirable to qualify as a REIT. Unless exempted by our board of directors, no person may own more than 9.8% in value of our outstanding capital stock or more than 9.8% in value or number of shares, whichever is more restrictive, of our outstanding common stock. A person that did not acquire more than 9.8% of our shares may become subject to our charter restrictions if redemptions by other stockholders cause such person’s holdings to exceed 9.8% of our outstanding shares. Our 9.8% ownership limitation may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for our stockholders.

Our charter permits our board of directors to issue stock with terms that may subordinate the rights of the holders of our common stock or discourage a third party from acquiring us in a manner that could result in a premium price to our stockholders.

Our board of directors may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms or conditions of redemption of any such stock without stockholder approval. Thus, our board of directors could authorize the issuance of preferred stock with terms and conditions that could have priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might otherwise provide a premium price to holders of our common stock.

Maryland law and our organizational documents limit our rights and the rights of our stockholders to recover claims against our directors and officers, which could reduce stockholders’ and our recovery against them if they cause us to incur losses.

Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in accordance with the applicable standard of conduct. In addition, Maryland law and our charter provide that no director or officer shall be liable to us or our stockholders for monetary damages unless the director or officer (1) actually received an improper benefit or profit in money, property or services or (2) was actively and deliberately dishonest as established by a final judgment. Moreover, our charter generally requires us to indemnify and advance expenses to our directors and officers for losses they may incur by reason of their service in those capacities unless their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty, they actually received an improper personal benefit in money, property or services or, in the case of any criminal proceeding, they had reasonable case to believe the act or omission was unlawful. Further, we have entered into separate indemnification agreements with each of our officers and directors. As a result, stockholders and we may have more limited rights against our directors or officers than might otherwise exist under common law, which could reduce stockholders and our recovery from these persons if they act in a manner that causes us to incur losses. In addition, we are obligated to fund the defense costs incurred by these persons in some cases. However, our charter provides that we may not indemnify our directors, or our advisor and its affiliates, for any liability or loss suffered by them or hold our directors, our advisor and its affiliates harmless for any liability or loss suffered by us, unless they have determined that the course of conduct that caused the loss or liability was in our best interests, they were acting on our behalf or performing services for us, the liability or loss was not the result of negligence or misconduct by our non-independent directors, our advisor and its affiliates, or gross negligence or willful misconduct by our independent directors, and the indemnification or agreement to hold harmless is recoverable only out of our net assets or the proceeds of insurance and not from the stockholders.

Certain provisions of Maryland law could inhibit transactions or changes of control under circumstances that could otherwise provide stockholders with the opportunity to realize a premium.

Certain provisions of the Maryland General Corporation Law applicable to us prohibit business combinations with: (1) any person who beneficially owns 10% or more of the voting power of our outstanding voting stock, which we refer to as an “interested stockholder;” (2) an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then outstanding stock, which we also refer to as an “interested stockholder;” or (3) an affiliate of an interested stockholder.

These prohibitions last for five years after the most recent date on which the interested stockholder became an interested stockholder. Thereafter, any business combination with the interested stockholder or an affiliate of the interested stockholder must be recommended by our board of directors and approved by the affirmative vote of at least 80% of the votes entitled to be cast by holders of our outstanding voting stock, and two-thirds of the votes entitled to be cast by holders of our voting stock other than shares held by the interested stockholder or its affiliate with whom the business combination is to be effected or held by an affiliate or associate of the interested stockholder. These requirements could have the effect of inhibiting a change in control even if a change in control were in our stockholders’ best interest. These provisions of Maryland law do not apply, however, to business combinations that are approved or exempted by our board of directors prior to the time that someone becomes an interested stockholder. Pursuant to the business combination statute, our board of directors has exempted any business combination involving us and any person, provided that such business combination is first approved by a majority of our board of directors, including a majority of our independent directors.

Our UPREIT structure may result in potential conflicts of interest with limited partners in our operating partnership whose interests may not be aligned with those of our stockholders.

Our directors and officers have duties to our corporation and our stockholders under Maryland law in connection with their management of the corporation. At the same time, we, as general partner, have fiduciary duties under Delaware law to our operating partnership and to the limited partners in connection with the management of our operating partnership. Our duties as general partner of our operating partnership and its partners may come into conflict with the duties of our directors and officers to the corporation and our stockholders. Under Delaware law, a general partner of a Delaware limited partnership owes its limited partners the duties of good faith and fair dealing. Other duties, including fiduciary duties, may be modified or eliminated in the partnership’s partnership agreement. The partnership agreement of our operating partnership provides that, for so long as we own a controlling interest in our operating partnership, any conflict that cannot be resolved in a manner not adverse to either our stockholders or the limited partners will be resolved in favor of our stockholders.

Additionally, the partnership agreement expressly limits our liability by providing that we and our officers, directors, agents and employees, will not be liable or accountable to our operating partnership for losses sustained, liabilities incurred or benefits not derived if we or our officers, directors, agents or employees acted in good faith. In addition, our operating partnership is required to indemnify us and our officers, directors, employees, agents and designees to the extent permitted by applicable law from and against any and all claims arising from operations of our operating partnership, unless it is established that: (1) the act or omission was material to the matter giving rise to the proceeding and either was committed in bad faith or was the result of active and deliberate dishonesty; (2) the indemnified party received an improper personal benefit in money, property or services; or (3) in the case of a criminal proceeding, the indemnified person had reasonable cause to believe that the act or omission was unlawful.

The provisions of Delaware law that allow the fiduciary duties of a general partner to be modified by a partnership agreement have not been tested in a court of law, and we have not obtained an opinion of counsel covering the provisions set forth in the partnership agreement that purport to waive or restrict our fiduciary duties.

Stockholders’ investment returns may be reduced if we are deemed to be an investment company under the Investment Company Act.

Neither we nor our operating partnership nor any of the subsidiaries of our operating partnership intend, or expect to be an investment company under the Investment Company Act. Rule 3a-1 under the Investment Company Act generally provides that, notwithstanding Section 3(a)(1)(C) of the Investment Company Act, an issuer will not be deemed to be an “investment company” under the Investment Company Act provided that (1) it does not hold itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities, and (2) on an unconsolidated basis except as otherwise provided, no more than 45% of the value of its total assets, consolidated with the assets of any wholly-owned subsidiary, (exclusive of U.S. government securities and cash items) consists of, and no more than 45% of its net income after taxes, consolidated with the net income of any wholly owned subsidiary, (for the last four fiscal quarters combined) is derived from, securities other than U.S. government securities, securities issued by employees’ securities companies, securities issued by certain majority owned subsidiaries of such company and securities issued by certain companies that are controlled primarily by such company. In addition, we believe neither we nor our operating partnership will be considered an investment company under Section 3(a)(1)(A) of the Investment Company Act because neither we nor our operating partnership will engage primarily or hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through our operating partnership’s wholly-owned or majority-owned subsidiaries, we and our operating partnership will be primarily engaged in the non-investment company businesses of these subsidiaries, namely the business of purchasing or otherwise acquiring real property, mortgages and other interests in real estate.

To maintain compliance with this exception from the definition of investment company under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may be unable to purchase securities we would otherwise want to purchase.

We believe that we, our operating partnership and the subsidiaries of our operating partnership will satisfy this exclusion. However, if we were obligated to register as an investment company, we would have to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things:

•                  limitations on capital structure;

•                  restrictions on specified investments;

•                  restrictions or prohibitions on retaining earnings;

•                  restrictions on leverage or senior securities;

•                  restrictions on unsecured borrowings;

•                  requirements that our income be derived from certain types of assets;

•                 prohibitions on transactions with affiliates; and

•                  compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly increase our operating expenses.

If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

Registration with the SEC as an investment company would be costly, would subject our company to a host of complex regulations, and would divert the attention of management from the conduct of our business. In addition, the purchase of real estate that does not fit our investment guidelines and the purchase or sale of investment securities or other assets to preserve our status as a company not required to register as an investment company could materially adversely affect our NAV, the amount of funds available for investment and our ability to pay distributions to our stockholders.

General Risks Related to Investments in Real Estate

Our operating results will be affected by economic and regulatory changes that impact the real estate market in general.

We will be subject to risks generally attributable to the ownership of real property, including:

•                  vacancies or inability to lease space on favorable terms;

•                  changes in global, national, regional or local economic, demographic or capital market conditions;

•                  future adverse national real estate trends, including increasing vacancy rates, declining rental rates and general deterioration of market conditions;

•                  changes in supply of or demand for similar properties in a given market or metropolitan area which could result in rising vacancy rates or decreasing market rental rates;

•                  increased competition for properties targeted by our investment strategy;

•                  bankruptcies, financial difficulties or lease defaults by our tenants;

•                  increases in interest rates and availability of financing; and

•                  changes in government rules, regulations and fiscal policies, including increases in property taxes, changes in zoning laws, and increasing costs to comply with environmental laws.

All of these factors are beyond our control. Any negative changes in these factors could affect our ability to meet our obligations and make distributions to stockholders.

Increasing vacancy rates for certain types of real estate assets resulting from recent disruptions in the financial markets and unfavorable economic conditions could adversely affect the value of assets we acquire of such types.

We will depend upon tenants for a majority of our revenue from properties. Recent disruptions in the financial markets and unfavorable economic conditions have resulted in increasing vacancy rates for all major types of properties, which include industrial, office, retail, multifamily and hotel properties, due to increased tenant delinquencies or defaults under leases, generally lower demand for rentable space, as well as potential oversupply of rentable space. Reduced demand for properties could result in decreasing revenues and could require us to increase concessions, increase tenant improvement expenditures or reduce rental rates to maintain occupancies. As a result, the value of our properties could decrease below the amounts we paid for the properties. We will incur expenses, such as for maintenance costs, insurance costs and property taxes, even when a property is vacant. The longer the period of significant vacancies for a property, the greater the potential negative impact on our revenues and NAV.

Adverse economic conditions in the regions and metropolitan markets where our assets are located may adversely affect our ability to lease our properties and our ability to increase lease prices.

In addition to our properties being subject to national economic real estate trends, our properties will also be subject to adverse conditions in the regions and metropolitan areas where our properties are located, which may reduce our ability to lease our properties, restrict our ability to increase lease prices and force us to lower lease prices or offer tenant incentives. As a result, adverse regional or city specific events or trends may impact certain of our properties without impacting our entire portfolio, which could decrease our overall performance.

We may have difficulty selling our properties, which may limit our flexibility and ability to pay distributions.

Because real estate investments are relatively illiquid, it could be difficult for us to promptly sell one or more of our properties on favorable terms. This may limit our ability to change our portfolio promptly in response to adverse changes in the performance of any such property or economic or market trends. In addition, federal tax laws that impose a 100% excise tax on gains from sales of dealer property by a REIT (generally, property held for sale, rather than investment) could limit our ability to sell properties and may affect our ability to sell properties without adversely affecting returns to our stockholders. These restrictions could adversely affect our ability to achieve our investment objectives.

We face risks associated with property acquisitions.

We intend to acquire properties and portfolios of properties, including large portfolios that will increase our size and result in changes to our capital structure. Our acquisition activities and their success are subject to the following risks:

•                  we may be unable to complete an acquisition after making a non-refundable deposit and incurring certain other acquisition-related costs;

•                  we may be unable to obtain financing for acquisitions on commercially reasonable terms or at all;

•                  acquired properties may fail to perform as expected;

•                  the actual costs of repositioning or redeveloping acquired properties may be greater than our estimates;

•                  acquired properties may be located in new markets in which we may face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area and unfamiliarity with local governmental and permitting procedures; and

•                  we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations.

Properties that incur vacancies could be difficult and costly to sell or re-lease.

A property may incur a vacancy either by the continued default of a tenant under its lease or the expiration of one of our leases. In addition, certain of the properties we acquire may have some level of vacancy at the time of closing. Certain other properties may be specifically suited to the particular needs of a tenant and may become vacant after we acquire them. Therefore, we may have difficulty obtaining a new tenant for any vacant space we have in our properties, and substantial expenditures may be necessary to customize the property to fit the needs of a successor tenant or prepare the property for sale. If the vacancy continues for a long period of time, we may suffer reduced revenues resulting in lower cash distributions to stockholders. In addition, the resale value of the property could be diminished because the market value may depend principally upon the value of the property’s leases.

Potential losses or damage to our properties may not be covered by insurance.

We plan to carry comprehensive liability, fire, extended coverage, business interruption and rental loss insurance covering all of the properties in our portfolio under a blanket policy. Our advisor will select policy specifications and insured limits which it believes to be appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. Insurance policies on our properties may include some coverage for losses that are generally catastrophic in nature, such as losses due to terrorism, earthquakes and floods, but we cannot assure stockholders that it will be adequate to cover all losses and some of our policies will be insured subject to limitations involving large deductibles or co-payments and policy limits which may not be sufficient to cover losses. If we, or one or more of our tenants, experience a loss which is uninsured or which exceeds policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged.

Our properties will face significant competition.

We will face significant competition from owners, operators and developers of properties. Substantially all of our properties will face competition from similar properties in the same market. This competition may affect our ability to attract and retain tenants and may reduce the rents we are able to charge. These competing properties may have vacancy rates higher than our properties, which may result in their owners being willing to lease available space at lower prices than the space in our properties. If one of our properties were to lose an anchor tenant, this could impact the leases of other tenants, who may be able to modify or terminate their leases as a result. Due to such competition, the terms and conditions of any lease that we enter into with our tenants may vary substantially from those we describe in this prospectus.

Our properties may be leased at below-market rates under long-term leases.

We will seek to negotiate longer-term leases to reduce the cash flow volatility associated with lease rollovers, provided that contractual rent increases are included. In addition, where appropriate, we will seek leases that provide for operating expenses, or expense increases, to be paid by the tenants. These leases may allow tenants to renew the lease with pre-defined rate increases. If we do not accurately judge the potential for increases in market rental rates, we may set the rental rates of these long-term leases at levels such that even after contractual rental increases, the resulting rental rates are less than then-current market rental rates. Further, we may be unable to terminate those leases or adjust the rent to then-prevailing market rates. As a result, our income and distributions to our stockholders could be lower than if we did not enter into long-term leases.

Our retail tenants will face competition from numerous retail channels.

Retailers leasing our properties will face continued competition from discount or value retailers, factory outlet centers, wholesale clubs, mail order catalogues and operators, television shopping networks and shopping via the Internet. Such competition could adversely affect our tenants and, consequently, our revenues and funds available for distribution.

Our industrial tenants may be adversely affected by a decline in manufacturing activity in the United States.

Fluctuations in manufacturing activity in the United States may adversely affect our industrial tenants and therefore the demand for and profitability of our industrial properties. Trade agreements with foreign countries have given employers the option to utilize less expensive foreign manufacturing workers. Outsourcing manufacturing activities could reduce the demand for U.S. workers, thereby reducing the profitability of our industrial tenants and the demand for and profitability of our industrial properties.

Competition in acquiring properties may reduce our profitability and the return on stockholders’ investments.

We face competition from various entities for investment opportunities in properties, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships, and developers. We may also face competition from real estate programs sponsored by our sponsor. Many third party competitors have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage. Competition from these entities may reduce the number of suitable investment opportunities offered to us or increase the bargaining power of property owners seeking to sell. Additionally, disruptions and dislocations in the credit markets have materially impacted the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. This lack of available debt could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. In addition, as the economy recovers, the number of entities and the amount of funds competing for suitable investments may increase. In addition to third party competitors, other programs sponsored by our sponsor may raise additional capital and seek investment opportunities under our sponsor’s allocation policy. If we acquire properties and other investments at higher prices or by using less-than-ideal capital structures, our returns will be lower and the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets. If such events occur, stockholders may experience a lower return on their investment.

In the event we obtain options to acquire properties, we may lose the amount paid for such options whether or not the underlying property is purchased.

We may obtain options to acquire certain properties. The amount paid for an option, if any, is normally surrendered if the property is not purchased and may or may not be credited against the purchase price if the property is purchased. Any unreturned option payments will reduce the amount of cash available for further investments or distributions to our stockholders.

Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on the financial condition of co-venturers and disputes between us and our co-venturers.

We may co-invest in the future with third parties through partnerships or other entities, which we collectively refer to as joint ventures, acquiring non-controlling interests in or sharing responsibility for managing the affairs of the joint venture. In such event, we would not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their required capital contributions. Co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the co-venturer would have full control over the joint venture. Disputes between us and co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business. Consequently, actions by or disputes with co-venturers might result in subjecting properties owned by the joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our co-venturers.

We may make investments outside of the United States, which will subject us to unique risks.

Foreign real estate investments involve risks not generally associated with investments in the United States. Foreign real estate investments are subject to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. Changes in the relation of any such foreign currency to U.S. dollars may adversely affect our cash flow, which in turn could adversely affect our net income and ability to pay distributions. Foreign properties will also face risks in connection with unexpected changes in regulatory requirements, political and economic instability, potential imposition of adverse or confiscatory taxes, possible challenges to the anticipated tax treatment of the structures that allow us to acquire and hold investments, possible currency transfer restrictions, expropriation, the difficulty in enforcing obligations in other countries and the burden of complying with a wide variety of foreign laws. In addition, to qualify as a REIT, we generally will be required to operate any non-U.S. investments in accordance with the rules applicable to U.S. REITs, which may be inconsistent with local practices.

Costs of complying with governmental laws and regulations may reduce our net income and the cash available for distributions to our stockholders.

Real estate and the operations conducted on properties are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. We could be subject to liability in the form of fines or damages for noncompliance with these laws and regulations. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid hazardous materials, the remediation of contaminated property associated with the disposal of solid and hazardous materials and other health and safety-related concerns.

Our properties may be subject to the Americans with Disabilities Act of 1990, as amended, or the ADA. Under the ADA, all places of public accommodation must meet federal requirements related to access and use by persons with disabilities. The ADA’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. Additional or new federal, state and local laws also may require modifications to our properties, or restrict our ability to renovate properties. We will attempt to acquire properties that comply with the ADA and other similar legislation or place the burden on the seller or other third party, such as a tenant, to ensure compliance with such legislation. However, we cannot assure stockholders that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, or if changes to the ADA mandate further changes to our properties, then our funds used for ADA compliance may reduce cash available for investments and the amount of distributions to stockholders.

We will rely on third party property managers to operate our properties and leasing agents to lease vacancies in our properties.

Our advisor intends to hire third party property managers to manage our properties and leasing agents to lease vacancies in our properties. The third party property managers will have significant decision-making authority with respect to the management of our properties. Our ability to direct and control how our properties are managed on a day-to-day basis may be limited because we will engage third parties to perform this function. Thus, the success of our business may depend in large part on the ability of our third party property managers to manage the day-to-day operations and the ability of our leasing agents to lease vacancies in our properties. Any adversity experienced by our property managers or leasing agents could adversely impact the operation and profitability of our properties.

General Risks Related to Investments in Real Estate Related Assets

Our investments in real estate related assets will be subject to the risks related to the underlying real estate.

Real estate loans secured by properties are subject to the risks related to underlying real estate. The ability of a borrower to repay a loan secured by a property typically is dependent upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Any default on the loan could result in our acquiring ownership of the property, and we would bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan. In addition, foreclosure of a mortgage loan can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the foreclosed loan.

We will not know whether the values of the properties ultimately securing our loans will remain at the levels existing on the dates of origination of those loans. If the values of the underlying properties decline, our risk will increase because of the lower value of the security associated with such loans. In this manner, real estate values could impact the values of our loan investments. Our investments in mortgage-backed securities, collateralized debt obligations and other real estate related investments may be similarly affected by property values.

The mezzanine loans in which we may invest would involve greater risks of loss than senior loans secured by income-producing real properties, which may result in losses to us.

We may invest in mezzanine loans that take the form of subordinated loans secured by second mortgages on the underlying real property or loans secured by a pledge of the ownership interests of either the entity owning the real property or the entity that owns the interest in the entity owning the real property. These types of investments involve a higher degree of risk than first-lien mortgage loans secured by income producing real property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the real property and increasing the risk of loss of principal.

The real estate related equity securities in which we may invest are subject to specific risks relating to the particular issuer of the securities and may be subject to the general risks of investing in subordinated real estate securities.

We may invest in common and preferred stock of both publicly traded and private real estate companies, which involves a higher degree of risk than debt securities due to a variety of factors, including that such investments are subordinate to creditors and are not secured by the issuer’s properties. Our investments in real estate related equity securities will involve special risks relating to the particular issuer of the equity securities, including the financial condition and business outlook of the issuer. Issuers of real estate related common equity securities generally invest in real estate or real estate related assets and are subject to the inherent risks associated with real estate discussed in this Annual Report on Form 10-K, including risks relating to rising interest rates.

The value of the real estate related securities that we may invest in may be volatile.

The value of real estate related securities, including those of REITs, fluctuates in response to issuer, political, market and economic developments. In the short term, equity prices can fluctuate dramatically in response to these developments. Different parts of the market and different types of equity securities can react differently to these developments and they can affect a single issuer, multiple issuers within an industry, the economic sector or geographic region, or the market as a whole. The real estate industry is sensitive to economic downturns. The value of securities of companies engaged in real estate activities can be affected by changes in real estate values and rental income, property taxes, interest rates and tax and regulatory requirements. In addition, the value of a REIT’s equity securities can depend on the capital structure and amount of cash flow generated by the REIT.

We expect a portion of our securities portfolio to be illiquid, and we may not be able to adjust our portfolio in response to changes in economic and other conditions.

We may purchase real estate related securities in connection with privately negotiated transactions that are not registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited. The mezzanine and bridge loans we may purchase will be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater risk of our inability to recover loaned amounts in the event of a borrower’s default.

Interest rate and related risks may cause the value of our real estate related assets to be reduced.

We will be subject to interest rate risk with respect to our investments in fixed income securities such as preferred equity and debt securities, and to a lesser extent dividend paying common stocks. Interest rate risk is the risk that these types of securities will decline in value because of changes in market interest rates. Generally, when market interest rates rise, the fair value of such securities will decline, and vice versa. Our investment in such securities means that our NAV may decline if market interest rates rise.

During periods of rising interest rates, the average life of certain types of securities may be extended because of slower than expected principal payments. This may lock in a below-market interest rate, increase the security’s duration and reduce the value of the security. This is known as extension risk. During periods of declining interest rates, an issuer may be able to exercise an option to prepay principal earlier than scheduled, which is generally known as “call risk” or “prepayment risk.” If this occurs, we may be forced to reinvest in lower yielding securities. This is known as “reinvestment risk.” Preferred equity and debt securities frequently have call features that allow the issuer to redeem the security prior to its stated maturity. An issuer may redeem an obligation if the issuer can refinance the debt at a lower cost due to declining interest rates or an improvement in the credit standing of the issuer. These risks may reduce the value of our securities investments.

If we liquidate prior to the maturity of our real estate securities investments, we may be forced to sell those investments on unfavorable terms or at a loss.

Our board of directors may choose to liquidate our assets, including our real estate related assets. If we liquidate those investments prior to their maturity, we may be forced to sell those investments on unfavorable terms or at a loss. For instance, if we are required to liquidate mortgage loans at a time when prevailing interest rates are higher than the interest rates of such mortgage loans, we likely would sell such loans at a discount to their stated principal values.

Risks Associated with Financial Leverage

We will incur mortgage indebtedness and other borrowings, which may increase our business risks, could hinder our ability to make distributions and could decrease the value of a stockholder’s investment.

We intend to finance a portion of the purchase price of properties by borrowing funds. Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300% of the value of our net assets. We may obtain mortgage loans and pledge some or all of our properties as security for these loans to obtain funds to acquire additional properties or for working capital. We may also obtain a line of credit to provide a flexible borrowing source that will allow us to fund redemptions, to pay distributions or to use for other business purposes.

If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage loans on that property, then the amount of cash available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss of a property since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of a stockholder’s investment. For tax purposes, a foreclosure on any of our properties will be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the loan secured by the mortgage exceeds our tax basis in the property, we will recognize taxable income on foreclosure, but we would not receive any cash proceeds. We may give full or partial guarantees to lenders of mortgage loans to the entities that own our properties. When we give a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the loan if it is not paid by such entity. If any mortgage contains cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected.

If we draw on a line of credit to fund redemptions or for any other reason, our financial leverage ratio could increase beyond our target.

We may seek to obtain a line of credit in an effort to provide for a ready source of liquidity to fund redemptions of shares of our common stock in the event that redemption requests exceed net proceeds from our continuous offering. There can be no assurances that we will be able to obtain a line of credit on financially reasonable terms given the recent volatility in the capital markets. In addition, we may not be able to obtain a line of credit of an appropriate size for our business until such time as we have a substantial portfolio, or at all. If we borrow under a line of credit to fund redemptions of shares of our common stock, our financial leverage will increase and may exceed our target leverage ratio. Our leverage may remain at the higher level until we receive additional net proceeds from our continuous offering or sell some of our assets to repay outstanding indebtedness.

Increases in interest rates could increase the amount of our loan payments and adversely affect our ability to make distributions to our stockholders.

Interest we pay on our loan obligations will reduce cash available for distributions. If we obtain variable rate loans, increases in interest rates would increase our interest costs, which would reduce our cash flows and our ability to make distributions to stockholders. In addition, if we need to repay existing loans during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to obtain additional loans. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property or discontinue insurance coverage. In addition, loan documents may limit our ability to enter into or terminate certain operating or lease agreements related to the property. These or other limitations may adversely affect our flexibility and our ability to achieve our investment objectives.

If we enter into financing arrangements involving balloon payment obligations, it may adversely affect our ability to make distributions to our stockholders.

Some of our financing arrangements may require us to make a lump-sum or “balloon” payment at maturity. Our ability to make a balloon payment at maturity is uncertain and may depend upon our ability to obtain replacement financing or our ability to sell particular properties. At the time the balloon payment is due, we may or may not be able to refinance the balloon payment on terms as favorable as the original loan or sell the particular property at a price sufficient to make the balloon payment. The effect of a refinancing or sale could affect the rate of return to stockholders and the projected time of disposition of our assets.

Failure to hedge effectively against interest rate changes may materially adversely affect our ability to achieve our investment objectives.

Subject to any limitations required to qualify as a REIT, we may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest rate cap or collar agreements and interest rate swap agreements. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements and that these arrangements may not be effective in reducing our exposure to interest rate changes. These interest rate hedging arrangements may create additional assets or liabilities from time to time that may be held or liquidated separately from the underlying property or loan for which they were originally established. We have adopted a policy relating to the use of derivative financial instruments to hedge interest rate risks related to our variable rate borrowings. Hedging may reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes may materially adversely affect our ability to achieve our investment objectives.

Federal Income Tax Risks

Failure to qualify as a REIT would have significant adverse consequences to us.

Alston & Bird LLP has rendered an opinion to us that we have been organized in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code, or the Code, and that our proposed method of operations will enable us to meet the requirements for qualification and taxation as a REIT commencing with our taxable year ending December 31 of the year in which the escrow period concludes. This opinion is based upon, among other things, our representations as to the manner in which we are and will be owned and the manner in which we will invest in and operate assets. However, our qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Code. Alston & Bird LLP will not review our compliance with the REIT qualification standards on an ongoing basis, and we may fail to satisfy the REIT requirements in the future. Also, this opinion represents the legal judgment of Alston & Bird LLP based on the law in effect as of the date of the opinion. The opinion of Alston & Bird LLP is not binding on the Internal Revenue Service, or IRS, or the courts. Future legislative, judicial or administrative changes to the federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT. If the IRS determines that we do not qualify as a REIT or if we qualify as a REIT and subsequently lose our REIT qualification, we will be subject to serious tax consequences that would cause a significant reduction in our cash available for distribution for each of the years involved because:

•                  we would be subject to federal corporate income taxation on our taxable income, potentially including alternative minimum tax, and could be subject to higher state and local taxes;

•                  we would not be permitted to take a deduction for dividends paid to stockholders in computing our taxable income; and

•                  if we had previously qualified as a REIT, we could not elect to be taxed as a REIT for four taxable years following the year during which we were disqualified (unless we are entitled to relief under applicable statutory provisions).

The increased taxes would cause a reduction in our NAV or cash available for distribution to stockholders. In addition, if we do not qualify as a REIT, we will not be required to make distributions to stockholders. As a result of all these factors, our failure to qualify as a REIT also could hinder our ability to raise capital and grow our business.

We may have to borrow funds on a short-term basis during unfavorable market conditions to satisfy our REIT distribution requirements.

To qualify as a REIT, we generally must distribute annually to our stockholders a minimum of 90% of our net taxable income, excluding capital gains. We will be subject to regular corporate income taxes to the extent that we distribute less than 100% of our REIT taxable income each year. Additionally, we will be subject to a 4% nondeductible excise tax on any amount by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from previous years. Payments we make to our stockholders under our redemption plan will not be taken into account for purposes of these distribution requirements. If we do not have sufficient cash to make distributions necessary to preserve our REIT status for any year or to avoid taxation, we may be forced to borrow funds or sell assets even if the market conditions at that time are not favorable for these borrowings or sales.

Compliance with REIT requirements may cause us to forego otherwise attractive opportunities, which may hinder or delay our ability to meet our investment objectives and reduce stockholders’ overall returns.

To qualify as a REIT, we are required at all times to satisfy tests relating to, among other things, the sources of our income, the nature and diversification of our assets, the ownership of our stock and the amounts we distribute to our stockholders. We may therefore be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may impair our ability to operate solely on the basis of maximizing profits.

Compliance with REIT requirements may force us to liquidate otherwise attractive investments.

To qualify as a REIT, we are required to ensure that at the end of each calendar quarter, at least 75% of our assets consist of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than qualified real estate assets and government securities) generally cannot include more than 10% of the voting securities of any one issuer or more than 10% of the value of the outstanding securities of any one issuer. Additionally, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our assets may be represented by securities of one or more taxable REIT subsidiaries. In order to satisfy these requirements, we may be forced to liquidate otherwise attractive investments.

The IRS may deem the gains from sales of our properties to be subject to a 100% prohibited transaction tax.

From time to time, we may be forced to sell assets to fund redemption requests, to satisfy our REIT distribution requirements, to satisfy other REIT requirements or for other purposes. The IRS may deem one or more sales of our properties to be “prohibited transactions.” If the IRS takes the position that we have engaged in a “prohibited transaction” (i.e., we sell a property held by us primarily for sale in the ordinary course of our trade or business), the gain we recognize from such sale would be subject to a 100% tax. The Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% tax, however there is no assurance that we will be able to qualify for the safe harbor. We do not intend to hold property for sale in the ordinary course of business, however there is no assurance that our position will not be challenged by the IRS, especially if we make frequent sales or sales of property in which we have short holding periods.

Investments outside the United States may subject us to additional taxes and could present additional complications to our ability to satisfy the REIT qualification requirements.

Non-U.S. investments may subject us to various non-U.S. tax liabilities, including withholding taxes. In addition, operating in functional currencies other than the U.S. dollar and in environments in which real estate transactions are typically structured differently than they are in the United States or are subject to different legal rules may present complications to our ability to structure non-U.S. investments in a manner that enables us to satisfy the REIT qualification requirements.

We may be subject to tax liabilities that reduce our cash flow and our ability to make distributions to stockholders even if we qualify as a REIT for federal income tax purposes.

We may be subject to federal and state taxes on our income or property even if we qualify as a REIT for federal income tax purposes, including those described below.

•                  In order to qualify as a REIT, we are required to distribute annually at least 90% of our REIT taxable income (determined without regard to the dividends-paid deduction or net capital gain) to our stockholders. If we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to corporate income tax on the undistributed income.

•                  We will be required to pay a 4% nondeductible excise tax on the amount, if any, by which the distributions we make to our stockholders in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from previous years.

•                  If we have net income from the sale of foreclosure property that we hold primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we will be required to pay a tax on that income at the highest corporate income tax rate.

•                  Any gain we recognize on the sale of a property, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business, would be subject to the 100% “prohibited transaction” tax.

Our board of directors is authorized to revoke our REIT election without stockholder approval, which may cause adverse consequences to our stockholders.

In the event that we elect to be taxed as a REIT, our charter authorizes our board of directors to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is not in our best interest to qualify as a REIT. In this event, we would become subject to U.S. federal income tax on our taxable income and we would no longer be required to distribute most of our net income to our stockholders, which may cause a reduction in the total return to our stockholders.

Stockholders may have current tax liability on distributions stockholders elect to reinvest in our common stock.

If stockholders participate in our distribution reinvestment plan, they will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in shares of our common stock to the extent the amount reinvested was not a tax-free return of capital. Therefore, unless stockholders are a tax-exempt entity, they may be forced to use funds from other sources to pay stockholders’ tax liability on the reinvested dividends.

Generally, ordinary dividends payable by REITs do not qualify for reduced U.S. federal income tax rates.

The maximum U.S. federal income tax rate for “qualifying dividends” payable by U.S. corporations to individual U.S. stockholders is 15% through 2012. However, ordinary dividends payable by REITs are generally not eligible for the reduced rates and generally are taxed at ordinary income rates (the maximum individual rate being 35% through 2012).

We may be subject to adverse legislative or regulatory tax changes.

At any time, the federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new federal income tax law, regulation or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in, or any new, federal income tax law, regulation or administrative interpretation.

If certain sale-leaseback transactions are not characterized by the IRS as “true leases,” we may be subject to adverse tax consequences.

We may purchase investments in properties and lease them back to the sellers of these properties. If the IRS does not characterize these leases as “true leases,” we could be subject to certain adverse tax consequences, such as an inability to deduct depreciation expense and cost recovery relating to such property. Under certain circumstances, we could also fail to qualify as a REIT as a result.

Retirement Plan Risks

If the fiduciary of an employee benefit plan subject to the Employee Retirement Income Security Act of 1974, as amended, or ERISA, fails to meet the fiduciary and other standards under ERISA, the Code or common law as a result of an investment in our stock, the fiduciary could be subject to criminal and civil penalties.

There are special considerations that apply to investing in our shares on behalf of a trust, pension, profit sharing or 401(k) plans, health or welfare plans, trusts, individual retirement accounts, or IRAs, or Keogh plans. If stockholders are investing the assets of any of the entities identified in the prior sentence in our common stock, stockholders should satisfy themselves that:

•                  the investment is consistent with the stockholder’s fiduciary obligations under applicable law, including common law, ERISA and the Code;

•                  the investment is made in accordance with the documents and instruments governing the trust, plan or IRA, including a plan’s investment policy;

•                  the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Code;

•                 the investment will not impair the liquidity of the trust, plan or IRA;

•                  the investment will not produce “unrelated business taxable income” for the plan or IRA;

•                  our stockholders will be able to value the assets of the plan annually in accordance with ERISA requirements and applicable provisions of the plan or IRA; and

•                  the investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Code. Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA, the Code, or other applicable statutory or common law may result in the imposition of civil (and criminal, if the violation was willful) penalties, and can subject the fiduciary to equitable remedies. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Code, the fiduciary that authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested.

Item 1B.                        Unresolved Staff Comments.

None.

Item 2.                                 Properties.

As of December 31, 2011, we had not acquired any properties. Our principal executive offices are located at 230 Park Avenue, 12th Floor, New York, New York 10169. Our telephone number and website address are (212) 808-3600 and www.clarionpartnerstrust.com, respectively.

Item 3.                                 Legal Proceedings.

We are not a party to any material pending legal proceedings.

Item 4.                                 Mine Safety Disclosures.

None.

PART II

Item 5.                            Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Stockholder Information

On November 10, 2009, our sponsor purchased 20,000 Class A shares of our common stock for total cash consideration of $200,000 to provide our initial capitalization. Our sponsor or its affiliates must maintain this investment for as long as our sponsor or its affiliate serves as our sponsor.

As of March 7, 2012, 20,000 Class A shares were issued and outstanding, all of which are owned by our sponsor, and no Class W shares or shares of preferred stock were issued and outstanding.

Market Information

We are currently offering two classes of shares of our common stock, Class A and Class W shares, pursuant to our offering at an offering price of $10.00 per share, net of selling commissions on Class A shares.  There is no established public trading market for our shares of common stock.  We do not intend to list our shares of common stock for trading on an exchange or other trading market. Until our shares are listed, if ever, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase requirements. In addition, our charter prohibits the ownership of more than 9.8% in value of our outstanding capital stock (which includes common stock and preferred stock we may issue) and more than 9.8% in value or number of shares, whichever is more restrictive, of our outstanding common stock, unless exempted by our board of directors. Consequently, there is the risk that our stockholders may not be able to sell their shares at a time or price acceptable to them.

In order for members of Financial Industry Regulatory Authority, Inc., or FINRA, and their associated persons to participate in the offering and sale of our common shares or to participate in any future offering of our common shares, we are required pursuant to FINRA Rule 5110 to disclose in each Annual Report distributed to our stockholders a per share estimated value of our common shares, the method by which it was developed and the data used to develop the estimated value.  In addition, our advisor must prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our common shares.  For these purposes, the estimated value of our shares shall be deemed to be $10.00 per share as of December 31, 2011.  The basis for this valuation is the fact that we are currently conducting a public offering of our common shares at the price of $10.00 per share, net of selling commissions on Class A shares.

Share Redemption Plan

We have adopted a redemption plan whereby on a daily basis stockholders may request the redemption of all or any portion of their shares beginning on the first day of the calendar quarter following the conclusion of the escrow period. The redemption price per share will be equal to our NAV per share of the class of shares being redeemed on the date of redemption.

Under our redemption plan, the total amount of net redemptions during any calendar quarter is limited to shares whose aggregate value (based on the redemption price per share on the day the redemption is effected) is 5% of the combined NAV of both classes of shares, calculated as of the last day of the previous calendar quarter, which means that our net redemptions will be limited to approximately 20% of our total NAV in any 12 month period.  We use the term “net redemptions” to mean the excess of our share redemptions (capital outflows) over our share purchases (capital inflows) in our offering. As a result, redemptions will count against the 5% cap during a calendar quarter only to the extent the aggregate value of share redemptions during the quarter exceeds the aggregate value of share purchases in the same quarter. Measuring redemptions on a net basis allows us to provide our stockholders with more liquidity during quarters when we are experiencing inflows of capital. Thus, on any business day during a calendar quarter, the maximum amount available for redemptions for that quarter will be equal to (1) 5% of the combined NAV of both classes of shares, calculated as of the last day of the previous calendar quarter, plus (2) proceeds from sales of new shares in our offering (including reinvestment of distributions) since the beginning of the current calendar quarter, less (3) redemption proceeds paid since the beginning of the current calendar quarter. The quarterly redemption limitation will be monitored each business day by our transfer agent, which has access to daily updated information on the proceeds from sales of new shares in our offering and the redemption proceeds paid by us. If the quarterly redemption limitation is reached during a given day, we will no longer accept redemptions for the remainder of the quarter, regardless of additional share purchases by investors in our offering for the remainder of such quarter.

On the first business day during any quarter in which we have reached that quarter’s volume limitation for redemptions we will publicly disclose such fact through a filing with the SEC and a posting to our website in order to notify stockholders that we will not accept additional redemption requests during such quarter.  In such event, unless our board of directors determines to suspend our redemption plan for any of the reasons described below, our redemption plan will automatically and without stockholder notification resume on the first day of the calendar quarter following the quarter in which redemptions were suspended due to reaching such quarter’s volume limitation for redemptions. Even when net redemption requests do not exceed our plan’s quarterly volume limitation, we may not have a sufficient amount of liquid assets to satisfy redemption requests because our assets will consist primarily of properties and types of real estate related assets that cannot be readily liquidated. Under normal circumstances, we intend to maintain an allocation to cash, cash equivalents, securities and other liquid assets of approximately 15% to 20% of our NAV, which we may supplement by borrowing additional funds under a line of credit.

While there is no minimum holding period, shares redeemed within 365 days of the date of purchase will be redeemed at our NAV per share of the class of shares being redeemed on the date of redemption less a short-term trading discount equal to 2% of the gross proceeds otherwise payable with respect to the redemption. We may waive the short-term trading discount (1) with respect to redemptions resulting from death or qualifying disability or (2) in the event that a stockholder’s shares are redeemed because the stockholder has failed to maintain a minimum account balance of $2,000.

Our board of directors has the discretion to suspend or modify the redemption plan if (1) it determines that such action is in the best interests of our stockholders, (2) it determines that it is necessary due to regulatory changes or changes in law or (3) it becomes aware of undisclosed material information that it believes should be publicly disclosed before shares are redeemed. In addition, our board of directors may suspend the offering, including the redemption plan, if it determines that the calculation of NAV is materially incorrect or there is a condition that restricts the valuation of a material portion of our assets.

Distribution Information

We intend to declare and make distributions on a quarterly basis commencing in the first full quarter after the escrow period concludes. In connection with a distribution to our stockholders, our board of directors will approve a quarterly distribution for each share of each class of our common stock. For purposes of calculating our NAV to account for any declared distributions, our advisor will accrue as our liability on the day after the record date (the distribution adjustment date) the amount of the declared distributions. Distributions will be payable only to stockholders of record on the business day immediately preceding the distribution adjustment date.

Distributions will be made on all classes of our common stock at the same time. The per share amount of distributions on Class A shares and Class W shares will likely differ because of different allocations of class-specific expenses.

We are required to make distributions sufficient to satisfy the requirements for qualification as a REIT for federal income tax purposes. Generally, income distributed will not be taxable to us under the Code if we distribute at least 90% of our taxable income each year (computed without regard to the distributions paid deduction and our net capital gain).

Generally, our policy will be to pay distributions from cash flow from operations. However, we may pay distributions from any other source, including, without limitation, the sale of assets, borrowings, the net proceeds from our offering, the issuance of additional securities, and the deferral of fees and expense reimbursements by our advisor in its sole discretion. We expect that our cash flow from operations available for distribution will be lower during the early stages of our operations until we have raised significant capital and made substantial investments. Further, because we may receive income at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund expenses, we expect that during the early stages of our operations and from time to time thereafter, we may declare distributions in anticipation of cash flow that we expect to receive during a later period and these distributions would be paid in advance of our actual receipt of these funds. In these instances, we expect to look to third party borrowings to fund our distributions.

There were no distributions declared during the years ended December 31, 2011 and 2010.

Use of Proceeds from Sales of Registered Securities and Unregistered Sales of Equity Securities

We were initially capitalized with a $200,000 cash contribution from our sponsor on November 10, 2009 in exchange for 20,000 shares of our Class A common stock. The issuance of our Class A shares to our sponsor was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) and Regulation D promulgated under the Securities Act for transactions not involving a public offering.

On May 16, 2011, our Registration Statement on Form S-11 (File No. 333-164777), covering our offering up to $2,250,000,000 of shares of our common stock, consisting of up to $2,000,000,000 of shares in our primary offering and up to $250,000,000 of shares pursuant to our distribution reinvestment plan, was initially declared effective under the Securities Act by the SEC. As of December 31, 2011, we have not sold any shares of our common stock in our offering.

ING Investments Distributor, LLC, our dealer manager, serves as the dealer manager for our offering and is responsible for the marketing of our shares. As of December 31, 2011, we had not incurred any selling commissions, dealer manager fees or distribution fees.

As of December 31, 2011, we had not purchased any real estate, made any other investments, identified any probable investments or redeemed any of our shares pursuant to our share redemption plan.

Item 6.         Selected Financial Data.

As of December 31, 2011, we had not yet commenced significant operations or entered into any arrangements to acquire any specific investments.  See the consolidated balance sheets, consolidated statement of operations, consolidated statement of stockholder’s equity, and consolidated statement of cash flows included in the accompanying consolidated financial statements.

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations, or MD&A is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in key components of our financial statements from period to period. MD&A also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results. Our MD&A should be read in conjunction with our accompanying financial statements and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to Clarion Partners Property Trust Inc., a Maryland corporation, and, as required by context, CPT Real Estate LP, or our operating partnership, a Delaware limited partnership.

Overview

We were formed as a Maryland corporation on November 3, 2009 for the purpose of investing primarily in a diversified portfolio of income-producing real estate properties and other real estate related assets. We intend to elect and qualify to be treated as a REIT beginning with the taxable year in which our escrow period (as defined below) concludes. We intend to conduct substantially all of our investment activities and own all of our assets through our operating partnership, of which we are the sole general partner. The initial limited partner of our operating partnership is CPT OP Partner, our wholly owned subsidiary. We have engaged CPT Advisors LLC, our advisor, to manage our day-to-day operations and our portfolio of properties and real estate related assets. On November 10, 2009, Clarion Partners, LLC, our sponsor, provided our initial capitalization by purchasing 20,000 Class A shares of our common stock for total cash consideration of $200,000.

On May 16, 2011, the initial offering date, our registration statement on Form S-11, as amended (File No. 333-164777), for our initial public offering was declared effective by the SEC. The Registration Statement covers our initial public offering of up to $2,250,000,000 of shares of our common stock, consisting of up to $2,000,000,000 of shares in our primary offering and up to $250,000,000 of shares pursuant to our distribution reinvestment plan. We may reallocate the shares offered between our primary offering and our distribution reinvestment plan. We are offering to the public any combination of two classes of shares of our common stock, Class A shares and Class W shares.

From the initial offering date until (1) we have received purchase orders for at least $10,000,000 (excluding purchase orders received from Pennsylvania and Tennessee investors) in any combination of Class A and Class W shares of our common stock and (2) our board of directors has authorized the release of the escrowed funds to us (to occur no later than November 12, 2012), the per-share purchase price for shares of our common stock will be $10.00, plus, for Class A shares only, applicable selling commissions. Special escrow requirements apply to Pennsylvania and Tennessee investors.

If (1) we do not raise the minimum offering amount by November 12, 2012, or (2) our board of directors does not determine to cause the proceeds raised in the offering to be released to us within such period so that it may commence operations, the offering will be terminated and the our escrow agent will promptly send each prospective stockholder a full refund of its investment with interest and without deduction for escrow expenses. Notwithstanding the foregoing, each prospective stockholder may elect to withdraw its purchase order and request a full refund of its investment with interest and without deduction for escrow expenses at any time during the escrow period.

After the close of the escrow period, shares will be sold at our NAV per share for the applicable class of shares, plus, for Class A shares only, applicable selling commissions. Each class of shares will have a different NAV per share because certain fees are charged differently with respect to each class.

As of December 31, 2011 and as of March 7, 2012, with the exception of our initial capitalization of $200,000, we had not sold any shares in our initial public offering or commenced any significant operations.

Results of Operations

We are a newly formed company and have not yet commenced significant operations. We are dependent upon proceeds received from the offering to conduct our proposed activities. In addition, we currently do not own any properties or real estate related assets. The capital required to purchase any property or real estate related asset will be obtained from the offering proceeds and from any indebtedness that we may incur in connection with the acquisition of any property or thereafter. Thus, our results of operations for the year ended December 31, 2011 are not indicative of those expected in future periods.

For the year ended December 31, 2011, we incurred a net loss of $352,542 representing general and administrative costs which consisted primarily of legal, accounting and printing fees and compensation for our independent directors. All of these costs were incurred on or after our registration statement for our offering was declared effective by the SEC on May 16, 2011.

Our advisor and our dealer manager have agreed to fund our organization and offering expenses incurred on our behalf through the escrow period. In addition, our advisor has agreed to fund our operating expenses through the escrow period, including, without limitation, director compensation and legal, accounting, tax and consulting fees. We will reimburse our advisor and our dealer manager for these expenses ratably on a monthly basis over the period that begins 12 months after the end of the escrow period and ends 60 months after the end of the escrow period. We will reimburse our advisor and our dealer manager for any offering expenses incurred after the end of the escrow period by our advisor and our dealer manager on our behalf as and when incurred. Our advisor has funded our organization costs, offering costs and operating expenses totaling approximately $4.4 million through December 31, 2011. As of the date of this report, we have no commitments to acquire any property or to make any other material capital expenditures.

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

Our advisor will incur certain of these expenses and fees, for which we will reimburse our advisor, subject to certain limitations. We will reimburse our advisor for out-of-pocket expenses in connection with providing services to us, including our allocable share of our advisor’s overhead, such as rent, utilities and personnel costs for employees whose primary job function relates to our business; provided, that our advisor does not currently intend to seek reimbursement for any portion of the compensation payable to our executive officers.

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

Borrowing Policies

We intend to use a conservative amount of financial leverage to provide additional funds to support our investment activities. We expect that after we have acquired a substantial portfolio of diversified investments, our leverage ratio will be approximately 35% to 40% of the gross value of our assets, inclusive of property and entity level debt. During the period when we are beginning our operations, we may employ greater leverage in order to more quickly build a diversified portfolio of assets. Our board of directors may from time to time modify our borrowing policy in light of then-current economic conditions, the relative costs of debt and equity capital, the fair values of our properties, general conditions in the market for debt and equity securities, growth and acquisition opportunities or other factors. Our charter restricts the amount of indebtedness that we may incur to 300% of our net assets, which approximates 75% of the cost of our investments, but does not restrict the amount of indebtedness we may incur with respect to any single investment. Notwithstanding the foregoing, our aggregate indebtedness may exceed the limit set forth in our charter, but only if such excess is approved by a majority of our independent directors. As of December 31, 2011, we had no outstanding long-term indebtedness.

Contractual Obligations

As of December 31, 2011, we had no long-term contractual obligations.

Critical Accounting Policies

Below is a discussion of the accounting policies that management believes will be critical once we commence operations. We consider these policies critical because they involve significant judgments and assumptions and require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. Our accounting policies have been established to conform with generally accepted accounting principles in the United States, or GAAP. The preparation of the financial statements in accordance with GAAP requires management to use judgment in the application of such policies. Such judgment affects the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

Principles of Consolidation and Variable Interest Entities

The Financial Accounting Standards Board has issued guidance which clarifies the methodology for determining whether an entity is a variable interest entity, or VIE, and the methodology for assessing who is the primary beneficiary of a VIE. VIEs are defined as entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. A VIE is required to be consolidated by its primary beneficiary, and only by its primary beneficiary, which is defined as the party with both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE.

There are judgments and estimates involved in determining if an entity in which we will make an investment will be a VIE and if so, if we will be the primary beneficiary. The entity will be evaluated to determine if it is a VIE by, among other things, calculating the percentage of equity being risked compared to the total equity of the entity. The Financial Accounting Standards Board provides some guidelines as to what the minimum equity at risk should be, but the percentage can vary depending upon the industry or the type of operations of the entity and it will be up to us to determine that minimum percentage as it relates to our business and the facts surrounding each of our acquisitions. In addition, even if the entity’s equity at risk is a very low percentage, we will be required to evaluate the equity at risk compared to the entity’s expected future losses to determine if there could still in fact be sufficient equity at the entity. Determining expected future losses involves assumptions of various possibilities of the results of future operations of the entity, assigning a probability to each possibility and using a discount rate to determine the net present value of those future losses. A change in the judgments, assumptions and estimates outlined above could result in consolidating an entity that had not been previously consolidated or accounting for an investment on the equity method that had been previously consolidated, the effects of which could be material to our results of operations and financial condition.

Investment Property and Lease Intangibles

Acquisitions of properties will be accounted for utilizing the acquisition method and, accordingly, the results of operations of acquired properties will be included in our results of operations from their respective dates of acquisition. Estimates of future cash flows and other valuation techniques that we believe are similar to those used by independent appraisers will be used to record the purchase of identifiable assets acquired and liabilities assumed such as land, buildings and improvements, equipment and identifiable intangible assets and liabilities such as amounts related to in-place leases, acquired above- and below-market leases, tenant relationships, asset retirement obligations and mortgage notes payable. Values of buildings and improvements will be determined on an as-if-vacant basis. Initial valuations will be subject to change until such information is finalized, no later than 12 months from the acquisition date.

The estimated fair value of acquired in-place leases will be the costs we would have incurred to lease the properties to the occupancy level of the properties at the date of acquisition. Such estimates include the fair value of leasing commissions, legal costs and other direct costs that would be incurred to lease the properties to such occupancy levels. Additionally, we will evaluate the time period over which such occupancy levels would be achieved. Such evaluation will include an estimate of the net market-based rental revenues and net operating costs (primarily consisting of real estate taxes, insurance and utilities) that would be incurred during the lease-up period.

Acquired in-place leases as of the date of acquisition will be amortized over the remaining lease terms. Acquired above- and below-market lease values will be recorded based on the present value (using an interest rate that reflects the risks associated with the lease acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market value lease rates for the corresponding in-place leases. The capitalized above- and below-market lease values will be amortized as adjustments to rental revenue over the remaining terms of the respective leases, which includes periods covered by bargain renewal options. Should a tenant terminate its lease, the unamortized portion of the in-place lease value will be charged to amortization expense and the unamortized portion of out-of-market lease value will be charged to rental revenue.

Value of Real Estate Portfolio

We will continually review our real estate portfolio to ascertain if there are any indicators of impairment in the value of any of our real estate assets, including deferred costs and intangibles, in order to determine if there is any need for an impairment charge. In reviewing the portfolio, we will examine the type of asset, the economic situation in the area in which the asset is located, the economic situation in the industry in which the tenant is involved and the timeliness of the payments made by the tenant under its lease, as well as any current correspondence that may have been had with the tenant, including property inspection reports. For each real estate asset owned for which indicators of impairment exist, if the undiscounted cash flow analysis yields an amount which is less than the assets’ carrying amount, an impairment loss will be recorded to the extent that the estimated fair value is lower than the asset’s carrying amount. The estimated fair value is determined using a discounted cash flow model of the expected future cash flows through the useful life of the property. Real estate assets that are expected to be disposed of are valued at the lower of carrying amount or fair value less costs to sell on an individual asset basis. Any impairment charge taken with respect to any part of our real estate portfolio will reduce our earnings and assets to the extent of the amount of any impairment charge, but it will not affect our cash flow or our distributions until such time as we dispose of the property.

Assumed Mortgage Notes Payable

Management will estimate the fair value of assumed mortgage notes payable based upon indications of then-current market pricing for similar types of debt with similar maturities. Assumed mortgage notes payable will be initially recorded at their estimated fair value as of the assumption date, and the difference between such estimated fair value and the notes’ outstanding principal balance will be amortized over the life of the mortgage note payable.

Revenue Recognition

Our revenues, which are expected to be substantially derived from rental income, include rental income that our tenants pay in accordance with the terms of their respective leases reported on a straight line basis over the initial lease term of each lease. Since we anticipate that many of our leases will provide for rental increases at specified intervals, straight line basis accounting requires us to record as an asset and include in revenues, unbilled rent receivables which we will only receive if the tenant makes all rent payments required through expiration of the initial term of the lease. Accordingly, management must determine, in its judgment, that the unbilled rent receivable applicable to each specific tenant is collectible. We will review unbilled rent receivables and take into consideration the tenant’s payment history and the financial condition of the tenant. In the event that the collectability of an unbilled rent receivable is in doubt, we are required to take a reserve against the receivable or a direct write off of the receivable, which will have an adverse affect on earnings for the year in which the reserve or direct write off is taken.

Rental revenue will also include amortization of above and below market leases. Revenues relating to lease termination fees will be recognized at the time that a tenant’s right to occupy the leased space is terminated.

Review of our Policies

Our board of directors, including our independent directors, has reviewed our policies described in this Annual Report and our registration statement and determined that they are in the best interests of our stockholders because (1) they increase the likelihood that we will be able to acquire a diversified portfolio of income-producing properties, thereby reducing risk in our portfolio; (2) there are sufficient property acquisition opportunities with the attributes that we seek; (3) our executive officers, directors and affiliates of our advisor have expertise with the type of real estate investments we seek; and (4) borrowings should enable us to purchase assets and earn rental income more quickly, thereby increasing our likelihood of generating an attractive level of income for our stockholders and achieving appreciation of our NAV.

Item 7A.            Quantitative and Qualitative Disclosures About Market Risk.

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

Item 8.         Financial Statements and Supplementary Data

See the Index to Financial Statements at page F-1 of this report.

Item 9.         Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

None.

Item 9A.                                                Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures include our controls and other procedures designed to provide reasonable assurance that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the required time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. It should be noted that no system of controls can provide complete assurance of achieving a company’s objectives and that future events may impact the effectiveness of a system of controls.

Our chief executive officer and chief financial officer, together with other members of our management, after conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), concluded that our disclosure controls and procedures were effective as of December 31, 2011 at a reasonable level of assurance.

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by SEC rules for newly public companies.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                                                Other information.

None.

PART III

Item 10.                                                  Directors, Executive Officers and Corporate Governance

Our directors and executive officers are set forth below.

Name	Age	Position
Stephen B. Hansen	49	Chairman of the Board
Edward. L Carey	54	Chief Executive Officer and Director
Douglas L. DuMond	50	President and Director
Amy L. Boyle	34	Chief Financial Officer, Senior Vice President and Treasurer
L. Michael O’Connor	44	Senior Vice President and Secretary
Darlene T. DeRemer	56	Independent Director
Jerome W. Gates	59	Independent Director
John K. Haahr	58	Independent Director
Michael J. Havala	52	Independent Director

Stephen B. Hansen has served as the Chairman of our board of directors since November 2009.  Since September 1999, he has also served as the lead Portfolio Manager of the Clarion Lion Properties Fund, a private real estate fund managed by Clarion Partners with a portfolio having a value of approximately $5.0 billion. In this capacity, Mr. Hansen oversees portfolio strategy, property investments, asset management and financial reporting. He has been a Managing Director of Clarion Partners since January 2004 and a member of its Executive Board and the Executive Committee. Mr. Hansen has been a member of the Counselors of Real Estate since April 1997 and a Fellow of the Royal Institute of Chartered Surveyors since June 2005. He holds a Bachelor of Science in Business from the University of Colorado in Boulder and Master of Business Administration from Golden Gate University in San Francisco, California.

Our board of directors, excluding Mr. Hansen, has determined that Mr. Hansen’s extensive professional experience relating to investments in commercial real estate and his positions as Portfolio Manager of the Lion Properties Fund and Managing Director of Clarion Partners are relevant experiences, attributes and skills that make him a valuable member of our board of directors.

Edward L. Carey has served as our Chief Executive Officer since March 2011 and one of our directors since November 2009. Mr. Carey served as our Co-President from December 2009 to March 2011. He has also held the position of Managing Director with Clarion Partners since February 2007. His responsibilities in this role include business development, capital raising and strategic acquisitions, focusing on identifying and developing structured programmatic joint ventures, national and cross-border platform acquisitions and public to private opportunities. From January 2006 to February 2007, Mr. Carey invested for his own account. From February 2000 to January 2006, he was a Managing Director and Head of U.S. Real Estate Investment Banking with Deutsche Bank Securities Inc., the U.S. investment banking and securities arm of Deutsche Bank, where he advised on, structured and executed transactions across a range of public and private debt/equity capital markets and structured finance products with a focus on strategic advisory and mergers and acquisitions. Mr. Carey has a Bachelor of Business Administration from the University of Notre Dame in Notre Dame, Indiana and a Master of Business Administration from The Wharton School at the University of Pennsylvania in Philadelphia.

Our board of directors, excluding Mr. Carey, has determined that Mr. Carey’s background in mergers and acquisitions and experience identifying and structuring joint ventures and other investment opportunities are relevant experiences, attributes and skills that make him a valuable member of our board of directors.

Douglas L. DuMond has served as our President since March 2011 and one of our directors since November 2009. Mr. DuMond served as our Co-President from December 2009 to March 2011. Since June 2008, he has also held the position of Managing Director and Head of the Retail Private Client business for Clarion Partners. His responsibilities in this role include leading product development, product management, distribution and client service. From October 2007 to May 2008, he worked as a consultant for Akros Capital, LLC, providing advice on the structure of its business and strategy. From September 2006 to October 2007, Mr. DuMond served as a Managing Director and Head of the Defined Contribution Business with BlackRock Investment Advisors, Inc., where he worked on the integration of Merrill Lynch Investment Management (MLIM). From April 2005 to September 2006, Mr. DuMond invested for his own account. From November 2003 to April 2005, he served as President and Chief Executive Officer of Avatar Investor Associates Corporation. From 1995 to 2003, Mr. DuMond served as President of Intermediary Services for NATIXIS, formerly a MetLife affiliate, where he served as Managing Director within Pension and Financial Services. From 1985 to 1995, he was employed by Aetna Capital Management, where he was promoted to the position of Managing Director of Retirement Markets. Mr. DuMond is a Managing Principal with FINRA. He holds a Bachelor of Science and a Master of Business Administration from the University of Connecticut in Storrs.

Our board of directors, excluding Mr. DuMond, has determined that Mr. DuMond’s extensive professional experience in the marketing and distribution of investment vehicles for our sponsor and other asset management firms has provided Mr. DuMond with the relevant experiences, attributes and skills that make him a valuable member of our board of directors.

Amy L. Boyle, CPA, has served as our Chief Financial Officer, Senior Vice President and Treasurer since December 2009. She has served as the Chief Financial Officer for the Clarion Lion Properties Fund, a private real estate fund managed by Clarion Partners with a portfolio having a value of approximately $5.0 billion, since July 2009. Ms. Boyle’s responsibilities in this role include overseeing financial reporting, cash management, and the legal, tax and capital structure issues related to the fund. From August 2006 through July 2009, she held the position of Vice President and Controller of GoldenTree InSite Partners, a New York-based real estate investment firm, where her responsibilities included managing all aspects of client reporting and accounting, regulatory compliance, valuation of investments and structuring private equity investment vehicles. From March 2003 to August 2006, Ms. Boyle held various positions with Clarion Partners, including (from July 2005 to August 2006) Senior Associate in Portfolio Management for Clarion Lion Properties Fund, (from April 2005 to July 2005) Assistant Controller for Clarion Lion Properties Fund, and (from March 2003 to April 2005) Portfolio Accountant for Clarion Lion Properties Fund. Ms. Boyle also served as a Senior Auditor for a Boston-based public accounting firm, Feely & Driscoll, PC, from January 2000 to November 2002. She holds a Bachelor of Science in Accounting and Management from Plattsburgh State University of New York, a Masters of Science in Real Estate Finance from New York University and is a Certified Public Accountant in the state of New York.

L. Michael O’Connor has served as our Senior Vice President and Secretary since December 2009. Since September 2008, he has also held the position of Senior Vice President—Product Development of Clarion Partners and has been responsible for developing real estate related investment products. In addition, he serves as Portfolio Manager of the Lion Diversified Real Estate Fund, a newly formed fund-of-funds investment program for qualified employee benefit plan investors that is expected to commence operations in 2011. From November 2001 to August 2008, Mr. O’Connor served as Senior Vice President and Acquisition Officer for Clarion Partners where he was responsible for underwriting, evaluating and negotiating new real estate investments. From November 1997 to October 2001, he served as Vice President with Clarion Partners’ Investment Strategy & Research team. Mr. O’Connor holds a Bachelor of Arts in Public Policy from Brown University in Providence, Rhode Island and a Master of Business Administration from Columbia University in New York, New York.

Darlene T. DeRemer has served as one of our independent directors since September 2010. Since February 2005, she has served as Co-founder, Managing Partner and Head of Advisory Practice for Grail Partners LLC, an advisory merchant bank serving the international investment management industry. In this role, Ms. DeRemer oversees the firm’s mutual fund practice worldwide and advises clients in an array of complex, strategic transactions. From 2003 to February 2005, she served as an investment banker for Putnam Lovell NBF, an advisory firm specializing in the asset management, brokerage and financial technology industries. From 1987 to 2003, Ms. DeRemer led DeRemer & Associates, LLC and its successor, one of the first consulting firms focused on the U.S. mutual fund industry. From 1985 to 1987, she served as Vice President and Director in the Asset Management Division of State Street Bank & Trust Company, now State Street Global Advisors, the institutional investment management arm of State Street Corporation. Before joining State Street, she was a Vice President at T. Rowe Price & Associates from 1982 to 1985. Ms. DeRemer has served on the board of directors or trustees for the Mutual Fund Directors Forum and the Independent Directors Council, industry associations for investment company directors, since 2004 and as Chairperson of the AARP Services Board of Directors since 2010. In addition, she previously served as a director or trustee for the NDCC/SPARK Institute, an industry association representing the interests of retirement plan service providers, from 1998 to 2006, the Nicholas-Applegate Institutional Funds from 1999 to May 2010 (Chairperson from August 2007 to May 2010), and AIG Strategic Hedge Fund of Funds from 2003 to November 2009 (Chairperson). Ms. DeRemer holds a Bachelor of Science in Marketing and a Master of Business Administration from Syracuse University in Syracuse, New York.

Our board of directors, excluding Ms. DeRemer, has determined that Ms. DeRemer’s extensive experience advising mutual funds, her leadership role in the mutual fund industry and her investment banking experience are relevant experiences, attributes and skills that make her a valuable member of our board of directors.

Jerome W. Gates has served as one of our independent directors since September 2010. In February 2011, Mr. Gates accepted a position as Managing Director of Hamilton Lane Advisors, an independent financial institution that provides discretionary and non-discretionary private equity asset management services to institutional investors. Mr. Gates served as Managing Director and Head of Global Real Estate Investments in the Alternative Investments organization of Morgan Stanley Smith Barney from June 2009 until June 2010, during which time he developed open-architecture commercial real estate investment products for the firm’s institutional and high net worth clients. Prior to joining Morgan Stanley, Mr. Gates had been employed by Citigroup and its predecessor firms since 1977. From 2005 to 2009, he served as Managing Director and Head of Global Real Estate Investments in the Global Wealth Management organization of Citigroup, where he oversaw the delivery of over $1 billion in commercial real estate investment products to clients. Mr. Gates served as a Managing Director of Citigroup Alternative Investments (CAI) from 2000 to 2005. From 1995 to 1999, he served as Managing Director and Head of Global Real Estate for the Citigroup Private Bank. During his time with CAI and the Citigroup Private Bank, Mr. Gates ran a direct equity investment business that acquired over $3.5 billion of commercial real estate and, while with the Citigroup Private Bank, he was also responsible for the global lending business, including a $3 billion loan portfolio. From 1991 to 1995, he served as Vice President of the Real Estate Investment Bank of Citicorp and from 1994 to 1995 was the New York Capital Markets Head, responsible for real estate capital markets transactions, including debt placements, securitizations, bank syndications and property dispositions. He is a Certified Financial Planner and holds a Bachelor of Science in Chemistry from Baldwin-Wallace College in Berea, Ohio and a Master of Business Administration from the University of Michigan in Ann Arbor.

Our board of directors, excluding Mr. Gates, has determined that Mr. Gates’ experience with real estate investment products, experience in acquiring commercial real estate and oversight of a multi-billion dollar loan portfolio have provided Mr. Gates with the relevant experiences, attributes and skills that make him a valuable member of our board of directors.

Jon K. Haahr has served as one of our independent directors since September 2010. Since 2001, he has served as Managing Principal of Silver Portal Capital, LLC, a real estate investment banking firm. In this role, Mr. Haahr provides strategic and financial advice and capital formation services to real estate clients with interests in a wide range of commercial, healthcare and hospitality properties. Prior to forming Silver Portal in 2001, Mr. Haahr was Co-Head and Managing Director of Real Estate Investment Banking for Wachovia Securities from 1999 to 2000. Mr. Haahr founded and managed the Real Estate and Lodging Group at EVEREN Securities, Inc., the successor firm to Kemper Securities, from 1991 to 2000. He serves as Trustee of the James A. Graaskamp Center for Real Estate School at the University of Wisconsin in Madison and is affiliated with the Urban Land Institute, an industry association representing community builders, and the Pension Real Estate Association, an industry association for institutional real estate investors. Mr. Haahr is a Certified Public Accountant and holds a Bachelor of Arts in Economics from Iowa State University in Ames and a Master of Business from the University of Iowa in Iowa City.

Our board of directors, excluding Mr. Haahr, has determined that Mr. Haahr’s extensive real estate investment banking background, his familiarity with a variety of properties types in which we may invest, and his industry-specific knowledge relating to public and private REITs are relevant experiences, attributes and skills that make him a valuable member of our board of directors.

Michael J. Havala has served as one of our independent directors since September 2010. Since October 2010, he has served as a managing director of Chatham Capital Advisors, LLC, a wholly owned subsidiary of Chatham

Financial Corporation, a globally recognized leader in derivatives advisory and other financial services located in North America, Europe and Asia. From September 2009, he served as Co-founder and Principal of Blue Spire Capital, LLC, a consulting group specializing in providing capital markets and other financial advice to public REITs and private real estate companies across the United States, until Blue Spire Capital, LLC was acquired by Chatham Capital Advisors in October 2010. In this role, Mr. Havala develops real estate capital markets strategies, structures and executes debt and equity transactions and provides executive leadership to companies. From 1994 to December 2008, Mr. Havala served as Chief Financial Officer of First Industrial Realty Trust, Inc., which he also co-founded. During his tenure, he guided the company through its initial public offering, over $15 billion of capital markets transactions, including numerous public equity and debt transactions, and the creation of several billion dollars in joint ventures with various institutions for domestic and international investment. From 1989 to 1994, Mr. Havala served as Chief Financial Officer and Controller of The Shidler Group, the predecessor to First Industrial Realty Trust. Mr. Havala is a Certified Public Accountant and holds a Bachelor of Arts in Finance/Accounting and a Master of Business Administration from Michigan State University in East Lansing.

Our board of directors, excluding Mr. Havala, has determined that Mr. Havala’s extensive real estate consulting and investment experience, his industry-specific knowledge relating to public REITs, including his participation in the initial public offering and other complex transactions by First Industrial Realty Trust, Inc., and his substantial experience with financial matters gained from 15 years of service as Chief Financial Officer of a public REIT, are relevant experiences, attributes and skills that make him a valuable member of our board of directors.

Our directors and executive officers will serve until their successors are elected and qualify.

Audit Committee

The board has established an audit committee, and two of the individuals who serve as our independent directors, Jon K. Haahr and Michael J. Havala, serve on our audit committee. Mr. Havala serves as the chairperson of the audit committee and our “audit committee financial expert” as that term is defined by the SEC.

The audit committee assists the board in overseeing:

•                  our accounting and financial reporting processes;

•                  the integrity and audits of our financial statements;

•                  our compliance with legal and regulatory requirements;

•                  the qualifications and independence of our independent auditors; and

•                  the performance of our internal and independent auditors.

The audit committee also selects the independent public accountants to audit our annual financial statements and reviews with the independent public accountants the plans and results of the audit engagement. The audit committee also approves the audit and non-audit services provided by the independent public accountants and the fees we pay for these services.

Code of Conduct and Ethics

We have adopted a Code of Ethics that applies to all of our executive officers and directors, including, but not limited to, our principal executive officer, our principal financial officer and our principal accounting officer.  After the conclusion of our escrow period, our Code of Ethics will be available at www.clarionpartnerstrust.com. If in the future we amend, modify or waive a provision in the Code of Ethics, we may, rather than filing a Current Report on Form 8-K, satisfy the disclosure requirement by posting promptly such information on our website.

Item 11. Executive Compensation

Compensation of Directors

We compensate each of our independent directors with an annual retainer of $60,000, which includes fees for attendance at meetings of the board and its committees. Our audit committee chairman receives an additional $20,000 annual retainer, and each member of our audit committee, other than our audit committee chairman, receives an additional $10,000 annual retainer.

In addition, our board of directors has approved the grant of shares of restricted stock to each of our independent directors under our independent directors compensation plan, which operates as a sub-plan of our long-term incentive plan. Under the independent directors compensation plan and subject to such plan’s conditions and restrictions, each of our current independent directors will receive an initial grant of 5,000 Class A shares of restricted stock, which we refer to as the “initial restricted stock grant,” when and if we issue at least 15 million shares of our common stock in our offering. Each new independent director that subsequently joins the board will receive the initial restricted stock grant on the date he or she joins the board. The initial restricted stock grant will generally vest as to 100% of the shares on the first anniversary of the grant date; provided, however, that the restricted stock will become fully vested on the earlier occurrence of (i) the termination of the independent director’s service as a director due to his or her death or disability or (ii) a change in our control. The board of directors may approve, at its discretion, an additional award of either Class A and Class W shares of restricted stock upon an independent director’s subsequent re-election to the board, subject to such terms and conditions as provided by the board at such time.

All directors are reimbursed for reasonable out-of-pocket expenses incurred in connection with attendance at board meetings. If a director is also one of our officers, we will not pay separate compensation for services rendered as a director.

We have provided below certain information regarding compensation earned by or paid to our directors for the year ended December 31, 2011.

Name	Fees Earned or Paid in Cash	All other Compensation	Total
Darlene T. DeRemer	$60,000	$—	$60,000
Jerome W. Gates	60,000	—	60,000
Jon K. Haahr	70,000	—	70,000
Michael J. Havala	80,000	—	80,000
Edward L. Carey (1)	—	—	—
Douglas L. DuMond (1)	—	—	—
Stephen B. Hansen(1)	—	—	—

(1) Directors who are also our executive officers do not receive compensation for services rendered as a director.

Executive Compensation

Our executive officers do not receive compensation directly from us for services rendered to us.  As a result, we have not considered a compensation policy for our executive officers and have not included a Compensation Discussion and Analysis in this Annual Report on Form 10-K.  Each of our officers is also an officer of our advisor and receives compensation pursuant to employment arrangements with affiliates of our advisor.  See Item 13, “Certain Relationships and Related Transactions and Director Independence” for a discussion of the fees paid to our advisor and its affiliates.

Compensation Committee Interlocks and Insider Participation

Because we do not have a compensation committee of our board of directors and do not plan to pay any compensation to our officers, there are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to SEC regulations.

Item 12.                                                  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The Clarion Partners Property Trust Inc. Long-Term Incentive Plan adopted by our board of directors on September 22, 2010, or the long-term incentive plan, provides for the grant of equity awards to employees, directors, consultants and advisors. Subject to adjustment as set forth in the long-term incentive plan, the aggregate number of shares reserved and available for issuance is 4,000,000, not to exceed 2% of our total outstanding shares as of the date of any proposed grant. The vesting period of stock-based awards will be determined by our board of directors or a committee thereof, and the exercise term will be limited to ten years.

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our long-term incentive plan as of December 31, 2011.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise of Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:	—	$—	4,000,000
Equity compensation plans not approved by security holders:	N/A	N/A	N/A
Total	—	$—	4,000,000

Stock Ownership of Certain Beneficial Owners

The following table shows as of March 7, 2012, the amount of our common stock beneficially owned by each director and executive officer, all directors and executive officers as a group and any person or group who is known to us to be the beneficial owner of more than 5% of our common stock. As of March 7, 2012, our sponsor was our sole stockholder. The address for each of the persons named below is in care of our principal executive offices at 230 Park Avenue, New York, New York 10169.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of All Shares
Directors(1) and Executive Officers:
Amy L. Boyle	0	0%
Edward L. Carey	0	0%
Douglas L. Dumond	0	0%
Stephen B. Hansen	0	0%
L. Michael O’Connor	0	0%
Darlene T. DeRemer	0	0%
Jerome W. Gates	0	0%
Jon K. Haahr	0	0%
Michael J. Havala	0	0%
All directors and executive officers as a group	0	0%
5% Stockholders:
Clarion Partners, LLC(2)	20,000	100%

(1)         No shares will be issuable to any independent director under our independent director compensation plan until we have sold at least 15 million shares in any combination of Class A and Class W shares.

(2)         Clarion Partners, LLC holds Class A shares.

Item 13.                                                  Certain Relationships and Related Transactions, and Director Independence.

Director Independence

Although our shares are not listed for trading on any national securities exchange, a majority of the members of our board of directors, and all of the members of the audit committee are “independent” as defined by the New York Stock Exchange. The New York Stock Exchange standards provide that to qualify as an independent director, in addition to satisfying certain bright-line criteria, the board of directors must affirmatively determine that a director has no material relationship with us (either directly or as a partner, stockholder or officer of an organization that has a relationship with us).

In addition, we have determined that these directors are independent pursuant to the definition of independence in our charter, as required by the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts, as revised and adopted on May 7, 2007, or the NASAA REIT Guidelines. Our charter provides that an independent director is a director who is not and has not for the last two years been associated with our advisor or sponsor if he or she owns any interest in, is employed by, is an officer or director of, or has any material business or professional relationship with our advisor, our sponsor, or any of their affiliates, performs services (other than as a director) for us, or serves as a director or trustee for more than three REITs organized by our sponsor or advised by our advisor.  A business or professional relationship will be deemed material per se if the gross revenue derived by the director from our sponsor, our advisor, and any of their affiliates exceeds five percent of (i) the director’s annual gross revenue derived from all sources during either of the last two years or (ii) the director’s net worth on a fair market value basis.  An indirect relationship is defined to include circumstances in which the director’s spouse, parents, children, siblings, mothers- or fathers-in-law, sons- or daughters-in-law or brothers- or sisters-in-law is or has been associated with us, our advisor, our sponsor or any of their affiliates. Our charter requires that at all times at least one of our independent directors must have at least three years of relevant real estate experience.

Our board of directors has determined that Darlene T. DeRemer, Jerome W. Gates, Jon K. Haahr and Michael Havala are independent directors pursuant to our charter and the definition of independence as defined by the New York Stock Exchange.

Related Party Arrangements

The following describes all transactions during the year ended December 31, 2011 and currently proposed transactions involving us, our directors, our advisor, our sponsor and any affiliate thereof. Our independent directors are specifically charged with the duty to examine, and have examined, the fairness of such transactions, and have determined that all such transactions are fair and reasonable to us.

As of March 7, 2012, we had not yet broken escrow in our initial public offering or commenced operations.  Accordingly, we had not yet paid any fees or reimbursed any expenses of any of our affiliates.

Ownership Interests

On November 10, 2009, our sponsor, Clarion Partners, LLC, purchased 20,000 shares of our Class A common stock for an aggregate purchase price of $200,000 and was admitted as our initial stockholder. As of March 7, 2012, our sponsor owned 100% of our outstanding common stock. Certain of our executive officers are directors, officers or employees of our sponsor, and our advisor is a wholly owned subsidiary of our sponsor.

Our Relationship with Our Advisor

We are externally managed and advised by our advisor, a wholly owned subsidiary of our sponsor.  In providing services to us, our advisor relies on the personnel of our sponsor. Pursuant to the terms of the advisory agreement, our advisor has responsibility to, among other things:

•                  consult with our board of directors in formulating our financial, investment, valuation and other policies, consistent with achieving our investment objectives;

•                  serve as our investment and financial advisor and provide research and economic and statistical data in connection with our assets and investment policies;

•                  determine the proper allocation of our investments between properties, real estate related assets and cash, cash equivalents and other short-term investments;

•                  calculate our NAV at the close of business on each business day in accordance with our valuation guidelines;

•                  supervise our independent valuation advisor and, if and when necessary, recommend to our board of directors its replacement;

•                  select joint venture and strategic partners and structure corresponding agreements;

•                  within the authority granted to the advisor by the board of directors, identify, analyze and complete acquisition and dispositions of investments, and outside of the authority granted by board of directors, identify, analyze and recommend acquisitions and dispositions of investments to the board and complete such transactions on our behalf in accordance with the direction of the board;

•                  structure the terms of our investments and arrange for financing or refinancing in connection with investments; and

•                  monitor and manage our investments and provide periodic reports to our board of directors on their performance.

We will pay our advisor an advisory fee equal to (1) a fixed component that accrues daily in an amount equal to 1/365th of 0.90% of our NAV for each class for such day and (2) a performance component calculated for each class on the basis of the total return to stockholders of the class in any calendar year, such that for any year in which our total return per share allocable to such class exceeds 6% per annum, our advisor will receive 25% of the excess total return allocable to that class; provided that in no event will the performance component exceed 10% of the aggregate total return allocable to such class for such year. The fixed component of the advisory fee is payable quarterly in arrears and the performance component is payable annually in arrears. In the event our NAV per share for either class or common stock decreases below $10.00, any increase in NAV per share to $10.00 with respect to that class will not be included in the calculation of the performance component. We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitations described below under the heading “2%/25% Guidelines.”

Our advisor has agreed to fund our offering and organization expenses through the escrow period.  In addition, our advisor has agreed to fund our operating expenses through the escrow period, including, without limitation, director compensation and legal, accounting, tax and consulting fees.  We will reimburse our advisor for these expenses ratably on a monthly basis over the period that begins 12 months after the end of the escrow period and ends 60 months after the end of the escrow period. Through December 31, 2011, these expenses totaled approximately $4.4 million, and as of March 7, 2012, no fees or reimbursements have been made to our advisor.

Our advisory agreement has a one-year term expiring May 16, 2012, subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. We may terminate the advisory agreement without penalty upon 60 days’ written notice. If we terminate the advisory agreement, we will pay our advisor all unpaid advances for operating expenses pursuant to the reimbursement schedule described above and all earned but unpaid fees.

2%/25% Guidelines

As described above, our advisor is entitled to reimbursement of certain expenses. However, we will not reimburse our advisor at the end of any fiscal quarter for “total operating expenses” that for the four consecutive fiscal quarters then ended, or the “expense year,” exceeded the greater of (1) 2% of our average invested assets or (2) 25% of our net income, which we refer to as the “2%/25% Guidelines.” Our advisor must reimburse us quarterly for any amounts by which our total operating expenses exceed the 2%/25% Guidelines in the expense year, unless our independent directors have determined that such excess expenses were justified based on unusual and non-recurring factors. Our advisor must reimburse us for the amount by which our operating expenses for the proceeding four fiscal quarters then ended exceed the 2%/25% Guidelines.

For purposes of these limits, (1) “total operating expenses” are our aggregate expenses of every character paid or incurred as determined under GAAP, including the advisory fee, but excluding: (a) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration and other fees, printing and other such expenses, and tax incurred in connection with the issuance, distribution, transfer and registration of our shares; (b) interest payments; (c) taxes; (d) non-cash expenditures such as depreciation, amortization and bad debt reserves; (e) reasonable incentive fees based on the gain in the sale of our assets; and (f) acquisition fees, acquisition expenses, brokerage fees on resale of properties and other expenses connected with the acquisition, disposition, management and ownership of real estate interests, mortgage loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair and improvement of property); (2) “average invested assets” is the average of the aggregate book value of our assets (other than intangibles) invested, directly or indirectly, in real estate and other real estate related assets, before deducting depreciation, bad debts or other non-cash reserves, computed by taking the average of such values at the end of each month during the period; and (3) “net income” is our total revenues less our total expenses excluding reserves for depreciation, bad debts and other similar non-cash reserves. As of December 31, 2011, we did not have any invested assets or net income.

Dealer Manager Agreement

We have executed a dealer manager agreement with ING Investments Distributor, LLC, our dealer manager, to serve as the dealer manager for our offering and assume responsibility for the marketing of our shares. For these services, our dealer manager agreement provides for the following fees:

•                  We will pay our dealer manager selling commissions of up to 3% of the total price per Class A share of the shares purchased in the primary offering as of the date of purchase, which will be reallowed to participating broker-dealers. No selling commissions will be paid for Class W shares or for sales of any shares under the distribution reinvestment plan.

•                  We will pay our dealer manager a dealer manager fee that accrues daily in an amount equal to 1/365th of 0.55% of our NAV for each share class for such day. The dealer manager fee will be payable quarterly in arrears. Our dealer manager may reallow a portion of the dealer manager fee equal to an amount up to 1/365th of 0.20% of our NAV to participating broker-dealers based on factors set forth in the participating broker-dealer agreements. In the event our dealer manager reallows less than all of the reallowable portion of the dealer manager fee, the fee paid to our dealer manager will be reduced in part.

•                  We will pay our dealer manager, with respect to Class A shares only, a distribution fee that accrues daily in an amount equal to 1/365th of 0.50% of our NAV for the Class A shares for such day. The distribution fee is not payable with respect to Class W shares. The distribution fee will be payable in arrears on a quarterly basis. Our dealer manager will reallow the distribution fee to participating broker-dealers for services that the broker-dealers perform in connection with the distribution of the Class A shares.

On June 9, 2011, our sponsor was acquired from ING Groep N.V., its former indirect sole parent, by our sponsor’s senior management in partnership with Lightyear Capital LLC, a private equity firm specializing in the financial services industry. As a result of the transaction, an affiliate of Lightyear Capital LLC now owns a majority interest in our sponsor, with a significant minority interest, as well as day-to-day management control, retained by our sponsor’s management. Following the closing, our dealer manager is no longer an affiliate of our advisor.

Currently Proposed Transactions

Other than as described above, there are currently no proposed material transactions with any related person other than those covered by the terms of the agreements described above.  As of March 7, 2012, we had not yet broken escrow in our initial public offering or commenced significant operations.  Accordingly, we had not yet paid any fees to, or reimbursed any expenses of, any of our affiliates.

Policies and Procedures for Transactions with Related Persons

In order to reduce or eliminate certain potential conflicts of interest, our charter and our advisory agreement contain restrictions and conflict resolution procedures relating to transactions we enter into with our advisor, our directors or their respective affiliates.  Each of the restrictions and procedures that apply to transactions with our advisor and its affiliates will also apply to any transaction with any entity or real estate program controlled by our advisor and its affiliates. As a general rule, any related party transaction must be approved by a majority of the directors (including a majority of independent directors) not otherwise interested in the transaction.  In determining whether to approve or authorize a particular related party transaction, these persons will consider whether the transaction between us and the related party is fair and reasonable to us and has terms and conditions no less favorable to us than those available from unaffiliated third parties.

We have also adopted a Code of Ethics that applies to our officers and directors, each of which we refer to as “covered person”.  The Code of Ethics sets forth certain conflicts of interest policies that limit and govern certain matters among us, the covered persons, our advisor and their respective affiliates.

Item 14.                                                  Principal Accounting Fees and Services.

Independent Registered Public Accounting Firm

During the years ended December 31, 2011 and 2010, Ernst & Young LLP, or Ernst & Young, served as our independent registered public accounting firm and provided certain tax and other services. Ernst & Young has served as our independent registered public accounting firm since our formation.

Pre-Approval Policies

In order to ensure that the provision of such services does not impair the auditors’ independence, the audit committee charter imposes a duty on the audit committee to pre-approve all auditing services performed for us by our independent auditors, as well as all permitted non-audit services. In determining whether or not to pre-approve services, the audit committee will consider whether the service is a permissible service under the rules and regulations promulgated by the SEC. The audit committee may, in its discretion, delegate to one or more of its members the authority to pre-approve any audit or non-audit services to be performed by the independent auditors, provided any such approval is presented to and approved by the full audit committee at its next scheduled meeting.

All services rendered by Ernst & Young for the years ended December 31, 2011 and 2010, were pre-approved in accordance with the policies and procedures described above.

Principal Independent Registered Public Accounting Firm Fees

The audit committee reviewed the audit and non-audit services performed by Ernst & Young, as well as the fees charged by Ernst & Young for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Ernst & Young. The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Ernst & Young for the year ended December 31, 2011, is set forth in the table below.

2011
Audit fees	$50,000
Audit-related fees	—
Tax fees	—
All other fees	—
Total	$50,000

For purposes of the preceding table, Ernst & Young’s professional fees are classified as follows:

•                  Audit fees — These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by Ernst & Young in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements.  We incurred an additional $54,000 and $96,000 for the years ended December 31, 2011 and 2010, respectively, related to our organization and offering expenses.

•                  Audit-related fees — These are fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of the financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews and consultation concerning financial accounting and reporting standards.

•                  Tax fees — These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state and local tax issues related to due diligence. We incurred $200,195 of tax fees for the year ended December 31, 2010, of which $187,695 was related to the request and receipt of two private letter rulings from the Internal Revenue Service.

•                  All other fees — These are fees for any services not included in the above-described categories.

PART IV

Item 15.                                                  Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

See the Index to Financial Statements at page F-1 of this report.

(a)(2) Financial Statement Schedules

None. No schedules are required.

(a)(3) Exhibits

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index (following the signatures section of this Annual Report) are included herewith.

(b) Exhibits

See Item 15(a)(3) above.

(c) Financial Statement Schedule

See Item 15(a)(2) above.

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

The registrant will deliver to its stockholders a copy of its annual report, which will consist solely of this Annual Report on Form 10-K and, therefore, will not be furnished to the Commission. No proxy statement, form of proxy or other proxy soliciting material will be sent to more than ten of the registrant’s security holders with respect to the registrant’s 2012 Annual Meeting of Stockholders. If any such proxy materials are delivered to more than ten of the registrant’s security holders with respect to any other meeting of stockholders, copies of such material will be furnished to the Commission at that time.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholder
of Clarion Partners Property Trust Inc.:

We have audited the accompanying consolidated balance sheets of Clarion Partners Property Trust Inc. (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholder’s equity, and cash flows for the year ended December 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures  that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred  to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for the year ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

New York, New York

March 7, 2012                                                                                                                                       /s/ Ernst & Young LLP

Clarion Partners Property Trust Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$200,000	$200,000
Prepaid expenses	67,500	—
Other assets	4,573	—
Total assets	$272,073	$200,000

LIABILITIES AND STOCKHOLDER’S EQUITY

Due to affiliates	$424,615	$—
Total liabilities	$424,615	$—

Stockholder’s equity:
Preferred stock, $0.01 par value per share (50,000,000 shares authorized, none issued)	$—	$—
Common stock, $0.01 par value per share (700,000,000 Class A shares authorized, 20,000 Class A shares issued and outstanding)	200	200
Common stock, $0.01 par value per share (300,000,000 Class W shares authorized, no Class W shares issued)	—	—
Additional paid-in capital	199,800	199,800
Accumulated deficit	(352,542)	—
Total stockholder’s equity	(152,542)	200,000

Total liabilities and stockholder’s equity	$272,073	$200,000

See Notes to Consolidated Financial Statements.

Clarion Partners Property Trust Inc.

Consolidated Statement of Operations

Year Ended
December 31, 2011

Expenses:
General and administrative	$352,542

Net Loss	$(352,542)

Weighted average number of common shares outstanding:
Basic and diluted	20,000

Net loss per common share:
Basic and diluted	$(17.63)

See Notes to Consolidated Financial Statements.

Clarion Partners Property Trust Inc.

Consolidated Statement of Stockholder’s Equity

					Additional		Total
	Common Stock Class A		Common Stock Class W		Paid-in	Accumulated	Stockholder’s
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity

Balance at January 1, 2011	20,000	$200			$199,800	—	$200,000
Issuance of common stock	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	$(352,542)	(352,542)

Balance at December 31, 2011	20,000	$200	—	—	$199,800	$(352,542)	$(152,542)

See Notes to Consolidated Financial Statements.

Clarion Partners Property Trust Inc.

Consolidated Statement of Cash Flows

Year Ended
December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(352,542)
Adjustments to reconcile net loss to net cash provided by operating activities:
Increase in prepaid expenses	(67,500)
Increase in other assets	(4,573)
Increase in due to affiliates	424,615
Net cash provided by operating activities	—

Net change in cash and cash equivalents	—
Cash and cash equivalents, beginning of period	200,000
Cash and cash equivalents, end of period	$200,000

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements

December 31, 2011

1. Organization and Offering

Clarion Partners Property Trust Inc. (the “Company”), was formed on November 3, 2009 as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. Substantially all of the Company’s business is conducted through CPT Real Estate LP, the Company’s operating partnership (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership and has contributed $199,000 to the Operating Partnership in exchange for its general partner interest. The initial limited partner of the Operating Partnership is CPT OP Partner LLC (“CPT OP Partner”), a wholly owned subsidiary of the Company, which has contributed $1,000 to the Operating Partnership. On May 16, 2011, the Company’s Registration Statement on Form S-11, as amended (File No. 333-164777) (the “Registration Statement”), for its initial public offering (the “Initial Offering”) was declared effective by the Securities and Exchange Commission (the “SEC”). As the Company issues shares of its common stock in its continuous public offering, it will transfer substantially all of the net proceeds of the offering to the Operating Partnership. Neither the Company nor the Operating Partnership has engaged in any significant operations to date. For the year ended December 31, 2011, the Company incurred a net loss of $352,542, representing general and administrative costs which consisted primarily of legal, accounting, printing fees and compensation for the Company’s independent directors. All of these costs were incurred on or after our registration statement for our offering was declared effective by the SEC on May 16, 2011. (See Note 2 for details of Offering and Organizational costs).

The Company was organized to invest primarily in a diversified portfolio of (1) income-producing properties which may include office, industrial, retail, multifamily residential, hospitality and other real property types, (2) debt and equity interests backed principally by real estate (collectively, “real estate related assets”) and (3) cash, cash equivalents and other short-term investments. As discussed in Note 3, the Company was initially capitalized by issuing 20,000 Class A shares of its common stock to Clarion Partners, LLC (“Clarion Partners”), the Company’s sponsor, on November 10, 2009. The Company’s fiscal year end is December 31.

CPT Advisors, LLC (the “Advisor”), a wholly owned subsidiary of Clarion Partners, manages the day-to-day operations of the Company.

The Company is offering to the public, pursuant to the Registration Statement, up to $2,000,000,000 of shares of its common stock in its primary offering and $250,000,000 of shares of its common stock pursuant to its distribution reinvestment plan. The Company is offering to the public two classes of shares of its common stock, Class A shares and Class W shares. The Company is offering to sell any combination of Class A and Class W shares with a dollar value up to the maximum offering amount. The Company may reallocate the shares offered between the primary offering and the distribution reinvestment plan. From May 16, 2011, the first date on which the Company’s shares were offered for sale to the public (the “Initial Offering Date”), until (1) the Company has received purchase orders for at least $10,000,000 (excluding purchase orders received from Pennsylvania and Tennessee investors) in any combination of Class A and Class W shares of its common stock (the “Minimum Offering Amount”) and (2) the Company’s board of directors has authorized the release of the escrowed funds to the Company by May 10, 2012 (the “Escrow Period”), the per-share purchase price for shares of the Company’s common stock will be $10.00, plus, for Class A shares only, applicable selling commissions. The Company will not sell any shares to Pennsylvania investors unless, before May 16, 2012, it has received purchase orders for at least $66,700,000 (including purchase orders received from residents of other jurisdictions where a lower minimum offering amount applies) in any combination of Class A shares and Class W shares from persons not affiliated with the Company or the Advisor. In addition, the Company will not sell any shares to Tennessee investors unless, before May 16, 2012, it receives purchase orders (including purchase orders received from residents of other jurisdictions where a lower minimum offering amount applies) for at least $50,000,000 in any combination of Class A shares and Class W shares from persons not affiliated with the Company or the Advisor. After the close of the Escrow Period, shares will be sold at the Company’s net asset value (“NAV”) per share, plus, for Class A shares only, applicable selling commissions. Each class of shares will have a different NAV per share because certain fees are charged differently with respect to each class. NAV per share is calculated by dividing a class’s NAV at the end of each trading day by the number of shares outstanding for that class on such day. If (1) the Company does not raise the Minimum Offering Amount by May 10, 2012 or (2) the Company’s board of directors does not determine that it is in the best interest of the stockholders of the Company to cause the proceeds raised in the offering to be released to the Company within such period so that it may commence operations, the offering will be terminated and the Company’s escrow agent will promptly send each prospective stockholder a full refund of its investment with interest and without deduction for escrow expenses. Notwithstanding the foregoing, each prospective stockholder

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements (continued)

December 31, 2011

may elect to withdraw its purchase order and request a full refund of its investment with interest and without deduction for escrow expenses at any time during the Escrow Period. In addition, if the Company raises the Minimum Offering Amount and the proceeds are released to the Company, investors will also receive additional shares of the Company’s common stock in an amount equal to their pro rata share of the interest earned from the escrow account based on the number of days each investor’s proceeds were held in the escrow account. As of December 31, 2011, the Company had not raised the Minimum Offering Amount or commenced any significant operations.

On February 3, 2012, the Company’s board of directors extended the Escrow Period through November 12, 2012. (See Note 8 for Subsequent Events).

On June 9, 2011, Clarion Partners was acquired from ING Groep N.V., its former indirect sole parent, by Clarion Partners’ senior management in partnership with Lightyear Capital LLC, a private equity firm specializing in the financial services industry. As a result of the transaction, an affiliate of Lightyear Capital LLC now owns a majority interest in Clarion Partners, with a significant minority interest, as well as day-to-day management control, retained by Clarion Partners’ management. Following the closing of the acquisition of Clarion Partners, the Dealer Manager (defined below) is no longer an affiliate of the Advisor.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company, CPT OP Partner and the Operating Partnership. All significant intercompany balances and transactions are eliminated in consolidation. The financial statements of the Company’s subsidiaries are prepared using accounting policies consistent with those of the Company.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles  (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

Financial Instruments Not Measured at Fair Value

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents and for due to affiliates approximate their fair values.

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements (continued)

December 31, 2011

Prepaid Expenses

Prepaid expenses currently include board of directors fees incurred as of the consolidated balance sheet date that relate to future periods. Any amounts with no future economic benefit are charged to earnings when identified.

Other Assets

Other assets include deferred financing costs, which are the direct costs associated with obtaining financing. Such costs include commitment fees, legal fees and other third-party costs associated with obtaining commitments for financing that result in a closing of such financing. The Company will amortize these costs into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations, once the loan process is completed. The Company has not executed definitive loan documentation regarding a line of credit with any lender.

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

Organizational expenses will be expensed as incurred. Offering costs incurred by the Company and the Advisor on behalf of the Company will be deferred and charged against the proceeds of the continuous public offering. Such costs will be treated as a reduction of total proceeds.  The Advisor has funded on behalf of the Company costs totaling approximately $4.4 million through December 31, 2011.  The $4.4 million is comprised of $3.6 million of offering costs, $0.4 million of organizational costs, and $0.4 million of operating expenses.

On February 24, 2012, the Company’s board of directors amended the advisory agreement, which will require organization, offering and operating expenses to be reimbursed ratably on a monthly basis over the period that begins 12 months after the end of the Escrow Period and ends 60 months after the end of the Escrow Period. (See Note 8 for Subsequent Events).

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

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements (continued)

December 31, 2011

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

Basic and Diluted Earnings (Loss) per Common Share

Basic earnings (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per share includes the effects of potentially issuable common shares, but only if dilutive.  There are no dilutive shares as of December 31, 2011.

Stock-Based Compensation

The Company has adopted a stock-based long-term incentive award plan for employees, directors, consultants and advisors. The Company accounts for this plan in accordance with ASC 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based awards granted. No stock awards were issued under the plan as of December 31, 2011.

Accounting Standards Updates

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05 (ASU 2011-05), Presentation of Comprehensive Income, which amends ASC 220 to move the presentation of Other Comprehensive Income from the statement of stockholder’s equity to either a continuous statement of comprehensive income or to two separate consecutive statements. ASU 2011-05 is effective for interim and annual reporting periods beginning after December 15, 2011. The Company is currently evaluating the disclosure requirements of ASU 2011-05 for 2012.

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

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements (continued)

December 31,2011

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

On February 15, 2012, the Company’s board of directors modified the redemption plan to provide that the total amount of “net redemptions” during any calendar quarter is limited to shares whose aggregate value (based on the redemption price per share on the day the redemption is effected) is 5% of the combined NAV of both classes of shares, calculated as of the last day of the previous calendar quarter. (See Note 8 for Subsequent Events).

4. Related Party Arrangement

Advisory Agreement

The Company will pay the Advisor an advisory fee equal to (1) a fixed component that accrues daily in an amount equal to 1/365th of 0.90% of the Company’s NAV for each class for such day and (2) a performance component calculated for each class on the basis of the total return to stockholders of the class in any calendar year, such that for any year in which the Company’s total return per share allocable to such class exceeds 6% per annum, the Advisor will receive 25% of the excess total return allocable to that class; provided that in no event will the performance component exceed 10% of the aggregate total return allocable to such class for such year. The fixed component of the advisory fee is payable quarterly in arrears and the performance component is payable annually in arrears. In the event the Company’s NAV per share for either class or common stock decreases below $10.00, any increase in NAV per share to $10.00 with respect to that class will not be included in the calculation of the performance component. The Company will reimburse the Advisor for all expenses paid or incurred by the Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse the Advisor for any amount by which its operating expenses (including the advisory fee) at the end of the

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements (continued)

December 31,2011

four preceding fiscal quarters exceed the greater of: (1) 2% of its average invested assets; or (2) 25% of its net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period. Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.

Our Advisor has agreed to fund our offering and organization expenses through the escrow period.  In addition, our advisor has agreed to fund our operating expenses through the escrow period, including, without limitation, director compensation and legal, accounting, tax and consulting fees. We will reimburse our Advisor for these expenses ratably on a monthly basis over the period that ends 60 months after the end of the escrow period. Through December 31, 2011, these expenses totaled approximately $4.4 million, and as of March 7, 2012, no fees or reimbursements have been made to our Advisor.

On February 24, 2012, the Company’s board of directors amended the advisory agreement, which will require organization, offering and operating expenses to be reimbursed ratably on a monthly basis over the period that begins 12 months after the end of the Escrow Period and ends 60 months after the end of the Escrow Period. (See Note 8 for Subsequent Events).

Dealer Manager Agreement

The Company has executed a dealer manager agreement with ING Investments Distributor, LLC (the “Dealer Manager”) pursuant to which the Dealer Manager will serve as the dealer manager for the Company’s offering and assume responsibility for marketing the Company’s shares. For these services, the Dealer Manager will earn selling commissions of up to 3% of the total price per Class A share of the shares purchased in the primary offering as of the date of purchase. Pursuant to separately negotiated agreements, the Dealer Manager will engage and pay the selling commissions it receives to broker-dealers participating in the offering. No selling commissions will be paid for Class W shares or for sales under the distribution reinvestment plan.

The Company will pay the Dealer Manager a dealer manager fee that accrues daily in an amount equal to 1/365th of 0.55% of the Company’s NAV for each share class for such day. The dealer manager fee will be payable quarterly in arrears. The Dealer Manager may reallow a portion of the dealer manager fee equal to an amount up to 1/365th of 0.20% of the Company’s NAV to participating broker-dealers based on factors set forth in the participating broker-dealer agreements. In the event the Dealer Manager reallows less than all of the reallowable portion of the dealer manager fee, the fee paid to the Dealer Manager will be reduced in part.

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

5.  Long-Term Incentive Plan

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

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements (continued)

December 31,2011

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

No stock awards were issued under the Long-Term Incentive Plan as of December 31, 2011.

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

8. Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-K.

On February 24, 2012, the Company entered into an amendment to the advisory agreement to (1) require organization, offering and operating expenses to be reimbursed ratably on a monthly basis over the period that begins 12 months after the end of the Escrow Period and ends 60 months after the end of the Escrow Period and (2) remove the requirement that the Company raise a minimum amount of offering proceeds before the Advisor begins to earn the fixed component of the advisory fee.

On February 15, 2012, the Company’s board of directors modified the redemption plan to provide that the total amount of “net redemptions” during any calendar quarter is limited to shares whose aggregate value (based on the redemption price per share on the day the redemption is effected) is 5% of the combined NAV of both classes of shares, calculated as of the last day of the previous calendar quarter.  “Net redemptions” means the excess of the Company’s share redemptions (capital outflows) over its share purchases (capital inflows) in its offering. As a result, redemptions will count against the 5% cap during a calendar quarter only to the extent the aggregate value of share redemptions during the quarter exceeds the aggregate value of share purchases in the same quarter. If the quarterly redemption limitation is reached during a given day, the Company will no longer accept redemptions for the remainder of the quarter, regardless of additional share purchases by investors in the Company’s public offering for the remainder of such quarter.

On February 3, 2012, the Company amended the escrow agreement to extend the Escrow Period through November 12, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on March 7, 2012.

Clarion Partners Property Trust Inc.

Date: March 7, 2012	By:	/s/ Edward L. Carey
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Edward L. Carey	Chief Executive Officer and Director	March 7, 2012
(Principal Executive Officer)

/s/ Amy L. Boyle	Chief Financial Officer, Senior Vice President and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 7, 2012

/s/ Stephen B. Hansen	Chairman of the Board	March 7, 2012

/s/ Douglas L. DuMond	Director	March 7, 2012

/s/ Darlene T. DeRemer	Independent Director	March 7, 2012

/s/ Jerome W. Gates	Independent Director	March 7, 2012

/s/ John K. Haahr	Independent Director	March 7, 2012

/s/ Michael J. Havala	Independent Director	March 7, 2012

EXHIBIT INDEX

Exhibit	Description
3.1

Second Articles of Amendment and Restatement (filed as Exhibit 3.2 to Pre-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (File No. 333-164777) filed on March 9, 2011 and incorporated herein by reference).

3.2	Bylaws (filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-11 (File No. 333-164777) filed on February 8, 2010 and incorporated herein by reference).

4.1

Form of Distribution Reinvestment Plan (filed as Exhibit 4.1 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (File No. 333-164777) filed on February 24, 2012 and incorporated herein by reference).

4.2

Form of Subscription Eligibility Form (Class A Shares) (filed as Exhibit 4.2 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (File No. 333-164777) filed on February 24, 2012 and incorporated herein by reference).

4.3

Form of Subscription Eligibility Form (Class W Shares) filed as Exhibit 4.3 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (File No. 333-164777) filed on February 24, 2012 and incorporated herein by reference).

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

21.1

Subsidiaries of the Registrant (filed as Exhibit 21.1 to Post-Effective Amendment No.2 to the Company’s Registration Statement on Form S-11 (File No. 333-164777) filed on February 24, 2012 and incorporated herein by reference).

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

101*

XBRL (eXtensible Business Reporting Language). The following materials, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2011 and 2010, (ii) Consolidated Statements of Operations for the year ended December 31, 2011, (iii) Consolidated Statement of Stockholder’s Equity for the Year ended December 31, 2011, (iv) Consolidated Statements of Cash Flows for the year ended December 31, 2011, and (v) notes to the consolidated financial statements as of December 31, 2011. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

*Filed herewith.