Form 10-Q
period 2012-03-31
Clarion Partners Property Trust Inc.
filed 2012-05-11
CIK 1476886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[Mark One]

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 11, 2012, Clarion Partners Property Trust Inc. had 20,000 shares of Class A common stock, $.01 par value, outstanding. There were no outstanding shares of Class W common stock.

Clarion Partners Property Trust Inc.

Form 10-Q

Quarter Ended March 31, 2012

Clarion Partners Property Trust Inc.

Consolidated Balance Sheets

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS

Cash and cash equivalents	$200,000	$200,000
Prepaid expenses	—	67,500
Other assets	—	4,573
Total assets	$200,000	$272,073

LIABILITIES AND STOCKHOLDER’S EQUITY

Due to affiliates	$—	$424,615
Total liabilities	$—	$424,615

Stockholder’s equity:
Preferred stock, $0.01 par value per share (50,000,000 shares authorized, none issued)	—	—
Common stock, $0.01 par value per share (700,000,000 Class A shares authorized, 20,000 Class A shares issued and outstanding)	200	200
Common stock, $0.01 par value per share (300,000,000 Class W shares authorized, no Class W shares issued)	—	—
Additional paid-in capital	199,800	199,800
Accumulated deficit	—	(352,542)
Total stockholder’s equity	200,000	(152,542)

Total liabilities and stockholder’s equity	$200,000	$272,073

See Notes to Consolidated Financial Statements.

Clarion Partners Property Trust Inc.

Consolidated Statement of Operations

(Unaudited)

Three Months Ended
March 31, 2012

Expenses:
General and administrative	$(352,542)

Net Income	$352,542

Weighted average number of common shares outstanding:
Basic and diluted	20,000

Net income per common share:
Basic and diluted	$17.63

See Notes to Consolidated Financial Statements.

Clarion Partners Property Trust Inc.

Consolidated Statement of Stockholder’s Equity

(Unaudited)

					Additional		Total
	Common Stock Class A		Common Stock Class W		Paid-in	Accumulated	Stockholder’s
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity

Balance at December 31, 2011	20,000	$200	—	—	$199,800	$(352,542)	$(152,542)
Issuance of common stock	—	—	—	—	—	—	—
Net income	—	—	—	—	—	352,542	352,542

Balance at March 31, 2012	20,000	$200	—	—	$199,800	$—	$200,000

See Notes to Consolidated Financial Statements.

Clarion Partners Property Trust Inc.

Consolidated Statement of Cash Flows

(Unaudited)

Three Months
Ended
March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$352,542
Adjustments to reconcile net loss to net cash provided by operating activities:
Decrease in prepaid expenses	67,500
Decrease in other assets	4,573
Decrease in due to affiliates	(424,615)
Net cash provided by operating activities	—

Net change in cash and cash equivalents	—
Cash and cash equivalents, beginning of period	200,000
Cash and cash equivalents, end of period	$200,000

See Notes to Consolidated Financial Statements.

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements

March 31, 2012

(Unaudited)

1. Organization and Offering

Clarion Partners Property Trust Inc. (the “Company”), was formed on November 3, 2009 as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”). Substantially all of the Company’s business will be conducted through CPT Real Estate LP, the Company’s operating partnership (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership and has contributed $199,000 to the Operating Partnership in exchange for its general partner interest. The initial limited partner of the Operating Partnership is CPT OP Partner LLC (“CPT OP Partner”), a wholly owned subsidiary of the Company, which has contributed $1,000 to the Operating Partnership. As the Company completes the settlement for the purchase orders for shares of its common stock in its continuous public offering, it will transfer substantially all of the net proceeds of the offering to the Operating Partnership. On May 16, 2011, the Company’s Registration Statement on Form S-11, as amended (File No. 333-164777) (the “Registration Statement”) for its initial public offering (the “Offering”) was initially declared effective by the Securities and Exchange Commission (the “SEC”). Neither the Company nor the Operating Partnership has engaged in any significant operations to date.

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

CPT Advisors LLC (the “Advisor”), a wholly owned subsidiary of Clarion Partners, manages the day-to-day operations of the Company.

The Company is offering to the public, pursuant to its Registration Statement, $2,000,000,000 of shares of its common stock in its primary offering and $250,000,000 of shares of its common stock pursuant to its distribution reinvestment plan . The Company is offering to the public two classes of shares of its common stock, Class A shares and Class W shares. The Company is offering to sell any combination of Class A and Class W shares with a dollar value up to the maximum offering amount. The Company may reallocate the shares offered between the primary offering and the distribution reinvestment plan. From May 16, 2011, the first date on which the Company’s shares were offered for sale to the public (the “Initial Offering Date”), until (1) the Company has received purchase orders for at least $10,000,000 (excluding purchase orders received from Pennsylvania and Tennessee investors) in any combination of Class A and Class W shares of its common stock (the “Minimum Offering Amount”) and (2) the Company’s board of directors has authorized the release of the escrowed funds to the Company by November 12, 2012 (the “Escrow Period”), the per-share purchase price for shares of the Company’s common stock will be $10.00, plus, for Class A shares only, applicable selling commissions. The Company will not sell any shares to Pennsylvania investors unless, before November 12, 2012, it has received purchase orders for at least $66,700,000 (including purchase orders received from residents of other jurisdictions where a lower minimum offering amount applies) in any combination of Class A shares and Class W shares from persons not affiliated with the Company or the Advisor. In addition, the Company will not sell any shares to Tennessee investors unless, before November 12, 2012, it receives purchase orders (including purchase orders received from residents of other jurisdictions where a lower minimum offering amount applies) for at least $50,000,000 in any combination of Class A shares and Class W shares from persons not affiliated with the Company or the Advisor. After the close of the Escrow Period, shares will be sold at the Company’s net asset value (“NAV”) per share, plus, for Class A shares only, applicable selling commissions. Each class of shares will have a different NAV per share because certain fees are charged differently with respect to each class. NAV per share is calculated by dividing a class’s NAV at the end of each trading day by the number of shares outstanding for that class on such day. If (1) the Company does not raise the Minimum Offering Amount by November 12, 2012 or (2) the Company’s board of directors does not determine that it is in the best interest of the stockholders of the Company to cause the proceeds raised in the Offering to be released to the Company within such period so that it may commence operations, the Offering will be terminated and the Company’s escrow agent will promptly send each prospective stockholder a full refund of its investment with

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements

March 31, 2012

(Unaudited)

interest and without deduction for escrow expenses. Notwithstanding the foregoing, each prospective stockholder may elect to withdraw its purchase order and request a full refund of its investment with interest and without deduction for escrow expenses at any time during the Escrow Period. In addition, if the Company raises the Minimum Offering Amount and the proceeds are released to the Company, investors will also receive additional shares of the Company’s common stock in an amount equal to their pro rata share of the interest earned from the escrow account based on the number of days each investor’s proceeds were held in the escrow account. As of March 31, 2012, the Company had not raised the Minimum Offering Amount or commenced any significant operations.

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

These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the SEC and should be read in conjunction with the “Risk Factors” section of the Company’s Registration Statement and Form 10-K.

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

Prepaid Expenses

Prepaid expenses include board of directors fees incurred as of the balance sheet date that relate to future periods. Any amounts with no future economic benefit are charged to earnings when identified.  As of March 31, 2012, the Company did not have any prepaid expenses as a result of the reversal of the liability to the Advisor that was recorded as of December 31, 2011.  As a result of the amendment to the advisory agreement discussed in Note 4, all costs funded by the Advisor on behalf of the Company will not be included in the financial statements of the Company until the conclusion of the Escrow Period as such costs will not be a liability of the Company until the conclusion of the Escrow Period.

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements

March 31, 2012

(Unaudited)

Other Assets

Other assets include deferred financing costs, which are the direct costs associated with obtaining financing. Such costs include commitment fees, legal fees and other third-party costs associated with obtaining commitments for financing that result in a closing of such financing. The Company will amortize these costs into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations, once the loan process is completed. The Company expects to obtain a credit facility, but has not executed definitive loan documentation regarding a line of credit with any lender.  As of March 31, 2012, the Company did not have any other assets as a result of the reversal of the liability to the Advisor that was recorded as of December 31, 2011.  As a result of the amendment to the advisory agreement discussed in Note 4, all costs funded by the Advisor on behalf of the Company will not be included in the financial statements of the Company until the conclusion of the Escrow Period as such costs will not be a liability of the Company until the conclusion of the Escrow Period.

Organization, Offering and Operating Costs

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

The Advisor and ING Investments Distributor, LLC (the “Dealer Manager”) have agreed to fund the Company’s organization and offering expenses incurred through the Escrow Period. The Company will reimburse the Advisor and the Dealer Manager for such expenses ratably on a monthly basis over the period that begins 12 months after the end of the Escrow Period and ends 60 months after the end of the Escrow Period. The Company will reimburse the Advisor and the Dealer Manager for any offering expenses incurred after the end of the Escrow Period by the Advisor and the Dealer Manager on its behalf as and when incurred; provided, however, that total organization and offering costs (including selling commissions, dealer manager and distribution fees and bona fide due diligence expenses) may not exceed 15% of the gross proceeds from the primary offering.

Organizational expenses will be expensed as incurred. Offering costs incurred by the Company, the Advisor and their affiliates on behalf of the Company will be deferred and charged against the proceeds of the continuous public offering. Such costs will be treated as a reduction of total proceeds.

The Advisor has funded on behalf of the Company costs totaling $4.7 million through March 31, 2012,  comprised of $3.7 million of offering costs, $0.4 million of organizational costs, and $0.6 million of operating expenses.  As a result of the amendment to the advisory agreement discussed in Note 4, all costs funded by the Advisor on behalf of the Company will not be included in the financial statements of the Company until the conclusion of the Escrow Period as such costs will not be a liability of the Company until the conclusion of the Escrow Period.

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements

March 31, 2012

(Unaudited)

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

Basic and Diluted Earnings per Common Share

Basic earnings (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per share includes the effects of potentially issuable common shares, but only if dilutive.  The Company did not have any dilutive shares as of March 31, 2012.

Stock-Based Compensation

The Company has adopted a stock-based long-term incentive award plan for employees, directors, consultants and advisors. The Company accounts for this plan in accordance with ASC 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based awards granted. No stock awards were issued under the plan as of March 31, 2012.

Accounting Standards Updates

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05 (ASU 2011-05), Presentation of Comprehensive Income, which amends ASC 220 to move the presentation of Other Comprehensive Income from the statement of stockholder’s equity to either a continuous statement of comprehensive income or to two separate consecutive statements. ASU 2011-05 is effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of ASU 2011-05 and its disclosure requirements for 2012 did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 (ASU 2011-04), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends ASC 820 to change certain fair value principles to eliminate differences between US GAAP and IFRS. ASU 2011-05 is effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of ASU 2011-04 and its disclosure requirements for 2012 did not have a material impact on the Company’s consolidated financial statements.

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

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements

March 31, 2012

(Unaudited)

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

Under the redemption plan, the total amount of net redemptions during any calendar quarter is limited to shares whose aggregate value (based on the redemption price per share on the day the redemption is effected) is 5% of the combined NAV of both classes of shares, calculated as of the last day of the previous calendar quarter, which means that net redemptions will be limited to approximately 20% of the total NAV in any 12 month period.  The Company uses the term “net redemptions” to mean the excess of share redemptions (capital outflows) over share purchases (capital inflows) in the Offering. As a result, redemptions will count against the 5% cap during a calendar quarter only to the extent the aggregate value of share redemptions during the quarter exceeds the aggregate value of share purchases in the same quarter. Thus, on any business day during a calendar quarter, the maximum amount available for redemptions for that quarter will be equal to (1) 5% of the combined NAV of both classes of shares, calculated as of the last day of the previous calendar quarter, plus (2) proceeds from sales of new shares in the Offering (including reinvestment of distributions) since the beginning of the current calendar quarter, less (3) redemption proceeds paid since the beginning of the current calendar quarter. If the quarterly redemption limitation is reached during a given day, the Company will no longer accept redemptions for the remainder of the quarter, regardless of additional share purchases by investors in the Offering for the remainder of such quarter.

On the first business day during any quarter in which the Company has reached that quarter’s volume limitation for redemptions, unless the Company’s board of directors determines to suspend the redemption plan, the redemption plan will automatically and without stockholder notification, resume on the first day of the calendar quarter following the quarter in which redemptions were suspended due to reaching such quarter’s volume limitation for redemptions.

While there is no minimum holding period, shares redeemed within 365 days of the date of purchase will be redeemed at the Company’s NAV per share of the class of shares being redeemed on the date of redemption less a short-term trading discount equal to 2% of the gross proceeds otherwise payable with respect to the redemption. The Company may waive the short-term trading discount (1) with respect to redemptions resulting from death or qualifying disability or (2) in the event that a stockholder’s shares are redeemed because the stockholder has failed to maintain a minimum balance of $2,000.

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements

March 31, 2012

(Unaudited)

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

On February 24, 2012, the Company entered into an amendment to the advisory agreement.  Prior to the execution of this amendment, the Advisor had agreed to fund the Company’s offering and organization expenses through the Escrow Period.  The Company had agreed to reimburse the Advisor for these expenses ratably on a monthly basis over the period that ends 60 months after the end of the Escrow Period.  However, as a result of the amendment to the advisory agreement, all costs including organization, offering and operating expenses funded by the Advisor on behalf of the Company through the Escrow Period will be reimbursed ratably on a monthly basis over the period that begins 12 months after the end of the Escrow Period and ends 60 months after the end of the Escrow Period.  Operating expenses include, without limitation, director compensation and legal, accounting, tax and consulting fees.

The Advisor has funded on behalf of the Company costs totaling $4.7 million through March 31, 2012, which is comprised of $3.7 million of offering costs, $0.4 million of organizational costs, and $0.6 million of operating expenses.  Operating expenses of $0.4 million and the related liability to the Advisor that were recorded as of December 31, 2011 have been reversed to reflect the amendment to the advisory agreement.

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements

March 31, 2012

(Unaudited)

Dealer Manager Agreement

The Company has entered into a dealer manager agreement with the Dealer Manager pursuant to which the Dealer Manager will perform the dealer manager function for the Company’s offering. For these services, the Dealer Manager will earn selling commissions of up to 3% of the total price per share of the Class A shares purchased in the primary offering. Pursuant to separately negotiated agreements, the Dealer Manager will engage and pay the selling commissions it receives to broker-dealers participating in the offering. No selling commissions will be paid for Class W shares or for sales under the distribution reinvestment plan.

The Company will pay the Dealer Manager a dealer manager fee that accrues daily in an amount equal to 1/365th of 0.55% of the Company’s NAV for each share class for such day. The dealer manager fee will be payable quarterly in arrears. The Dealer Manager, in its sole discretion and based on factors set forth in the participating broker-dealer agreement, may reallow a portion of the dealer manager fee equal to an amount up to 1/365th of 0.20% of the Company’s NAV to participating broker-dealers. In the event the Dealer Manager reallows less than all of the reallowable portion of the dealer manager fee, the fee paid to the Dealer Manager will be reduced in part.

The Company will also pay the Dealer Manager, with respect to Class A shares only,  a distribution fee that accrues daily in an amount equal to 1/365th of 0.50% of the Company’s NAV for the Class A shares for such day. The distribution fee is not payable with respect to Class W shares. The distribution fee will be payable in arrears on a quarterly basis. The Dealer Manager will reallow the distribution fee to participating broker-dealers as marketing fees or to defray other expense related to the distribution of the Class A shares and ongoing stockholder services.

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

No stock awards were issued under the Long-Term Incentive Plan as of March 31, 2012.

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

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements

March 31, 2012

(Unaudited)

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

8. Subsequent Events

The Company has evaluated subsequent events through the filing of this 10-Q, and determined that there have not been any events that have occurred that would require adjustments to the disclosures in the consolidated financial statements.

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

Forward-Looking Statements

Certain statements included in this Quarterly Report on Form 10-Q that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in any forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.

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

•                  legislative or regulatory changes (including changes to the laws governing the taxation of real estate investment trusts);

•                  the availability of credit;

•                  interest rates; and

•                  changes to generally accepted accounting principles in the United States.

Any of the assumptions underlying the forward-looking statements included herein could be inaccurate, and undue reliance should not be placed on any forward-looking statements included herein. All forward-looking statements are made as of the date this quarterly report is filed with the Securities and Exchange Commission ( “SEC”), and the risk that actual results will differ materially from the expectations expressed herein will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements made herein, whether as a result of new information, future events, changed circumstances or any other reason.

All forward-looking statements included herein should be read in light of the factors identified in the “Risk Factors” section of our Registration Statement on Form S-11 (File No. 333-164777), as amended from time to time (the “Registration Statement”), filed with the SEC.

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

On May 16, 2011, the initial offering date, our registration statement on Form S-11 (File No. 333-164777) for our initial public offering was initially declared effective by the SEC. The Registration Statement covers our initial public offering of up to $2,250,000,000 of shares of our common stock, consisting of up to $2,000,000,000 of shares in our primary offering and up to $250,000,000 of shares pursuant to our distribution reinvestment plan. We may reallocate the shares offered between our primary offering and our distribution reinvestment plan. We are offering to the public any combination of two classes of shares of our common stock, Class A shares and Class W shares.

From the initial offering date until (1) we have received purchase orders for at least $10,000,000 (excluding purchase orders received from Pennsylvania and Tennessee investors) in any combination of Class A and Class W shares of our common stock and (2) the board of directors has authorized the release of the escrowed funds to us (to occur no later than November 12, 2012), the per-share purchase price for shares of our common stock will be $10.00, plus, for Class A shares only, applicable selling commissions. Special escrow requirements apply for Pennsylvania and Tennessee investors.

If (1) we do not raise the minimum public offering amount by November 12, 2012, or (2) our board of directors does not determine to cause the proceeds raised in the offering to be released to us within such period so that we may commence operations, the offering will be terminated and our escrow agent will promptly send each subscriber a full refund of its investment with interest and without deduction for escrow expenses.  Notwithstanding the foregoing, each subscriber may elect to withdraw its purchase order and request a full refund of its investment with interest and without deduction for escrow expenses at any time during the escrow period.

After the close of the escrow period, shares will be sold at our NAV per share for the applicable class of shares, plus, for Class A shares only, applicable selling commissions.  Each class of shares will have a different NAV per share because certain fees are charged differently with respect to each class.

As of March 31, 2012, we had not sold any shares in our initial public offering or commenced significant operations.

Results of Operations

We are a recently formed company and have no significant operating history. We are dependent upon proceeds received from the offering to conduct our proposed activities. In addition, we currently do not own any properties or real estate related assets. The capital required to purchase any property or real estate related asset will be obtained from the offering proceeds and from any indebtedness that we may incur in connection with the acquisition of any property or thereafter. Thus, our results of operations for the quarter ended March 31, 2012 are not indicative of those expected in future periods.

Our advisor and dealer manager have agreed to fund our organization and offering expenses incurred on our behalf through the escrow period.  In addition, our advisor agreed to fund our operating expenses through the escrow period, including, without limitation, director compensation and legal, accounting, tax and consulting fees.  We will reimburse our advisor and our dealer manager for these expenses ratably on a monthly basis over the period that begins 12 months after the end of the escrow period and ends 60 months after the end of the escrow period.  We will reimburse our advisor and our dealer manager for any offering expenses incurred after the end of the escrow period by our advisor and our dealer manager on our behalf as and when incurred.

For the quarter ended March 31, 2012, we recognized net income of $352,542 representing the reversal of general and administrative costs, which consisted primarily of legal, accounting, printing fees and compensation for our independent directors, as a result of the terms of the amended advisory agreement that was executed on February 24, 2012.  Our advisor has funded our organization costs, offering costs and operating expenses totaling approximately $4.7 million through March 31, 2012.  As a result of the amendment to the advisory agreement, all costs funded by the advisor on our behalf will not be included in our financial statements until the conclusion of the escrow period as such costs will not be a liability to us until the conclusion of the escrow period.

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

Over time, we generally intend to fund our cash needs for items, other than asset acquisitions and related asset improvements, from operations. Our cash needs for acquisitions will be funded primarily from the sale of shares of our common stock, including those offered for sale through our distribution reinvestment plan, and through the assumption or incurrence of debt. We expect to obtain a credit facility, but have not executed definitive loan documentation with any lender regarding a line of credit. We may obtain a line of credit to fund acquisitions, to redeem shares pursuant to our redemption plan and for any other corporate purpose. If we obtain a line of credit, we would expect that it would afford us borrowing availability to fund redemptions.  As our assets increase, however, it may not be commercially feasible or we may not be able to secure a line of credit.  Moreover, actual availability may be reduced at any given time if we use borrowings under the line of credit to fund redemptions or for other corporate purposes.

Other potential future sources of capital include secured or unsecured financings from banks or other lenders and proceeds from the sale of assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. We have not yet identified any sources for these types of financings.

Borrowing Policies

We intend to use a conservative amount of financial leverage to provide additional funds to support our investment activities.  We expect that after we have acquired a substantial portfolio of diversified investments, our leverage ratio will be approximately 35% to 40% of the gross value of our assets, inclusive of property and entity level debt.  During the period when we are beginning our operations, we may employ greater leverage in order to more quickly build a diversified portfolio of assets.  Our board of directors may from time to time modify our borrowing policy in light of then-current economic conditions, the relative costs of debt and equity capital, the fair values of our properties, general conditions in the market for debt and equity securities, growth and acquisition opportunities or other factors.  Our charter restricts the amount of indebtedness that we may incur to 300% of our net assets, which approximates 75% of the cost of our investments, but does not restrict the amount of indebtedness we may incur with respect to any single investment.  Notwithstanding the foregoing, our aggregate indebtedness may exceed the limit set forth in our charter, but only if such excess is approved by a majority of our independent directors.  As of March 31, 2012, we had no outstanding long-term indebtedness.

Critical Accounting Policies

Our consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of our financial statements requires management to use judgment in the application of such policies. Such judgment affects the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Registration Statement and Form 10-K. There have been no significant changes to our policies.

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

Our chief executive officer and chief financial officer, together with other members of our management, after conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), concluded that our disclosure controls and procedures were effective as of March 31, 2012 at a reasonable level of assurance.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our annual report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by this Quarterly Report, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), and we did not repurchase any of our securities.

On May 16, 2011, our Registration Statement, covering our public offering of up to approximately $2,250,000,000 of common stock, was declared effective under the Securities Act.  As of March 31, 2012, we had not sold any of the shares of common stock in the offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

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

Clarion Partners Property Trust Inc.

Date: May 11, 2012	By:	/s/ Edward L. Carey
Edward L. Carey
Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2012	By:	/s/ Amy L. Boyle
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

4.1

Form of Distribution Reinvestment Plan (filed as Appendix B to the prospectus in Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (File No. 333-164777) filed on April 11, 2012 and incorporated herein by reference).

4.2

Form of Subscription Eligibility Form for Non-Retirement Accounts (filed as Exhibit 4.2 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (File No. 333-164777) filed on April 11, 2012 and incorporated herein by reference).

4.3

Form of Subscription Eligibility Form for Retirement Accounts (filed as Exhibit 4.2 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (File No. 333-164777) filed on April 11, 2012 and incorporated herein by reference).

10.1

Second Amended and Restated Advisory Agreement (filed as Exhibit 10.1 to Pre-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11 (File No. 333-164777) filed on May 13, 2011 and incorporated herein by reference).

10.2

First Amendment to the Second Amended and Restated Advisory Agreement (filed as Exhibit 10.2 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (File No. 333-164777) filed on February 24, 2012 and incorporated herein by reference).

10.3

First Amended and Restated Escrow Agreement (filed as Exhibit 10.2 to Pre-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11 (File No. 333-164777) filed on May 13, 2011 and incorporated herein by reference).

10.4

First Amendment to the First Amended and Restated Escrow Agreement (filed as Exhibit 10.4 to Post-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (File No. 333-164777) filed on February 24, 2012 and incorporated herein by reference).

10.5

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

10.8

Form of Indemnification Agreement (filed as Exhibit 10.6 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (File No. 333-164777) filed on October 1, 2010 and incorporated herein by reference).

10.9

Form of Restricted Stock Award Certificate (filed as Exhibit 10.8 to Pre-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (File No. 333-164777) filed on March 9, 2011 and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition

*Filed herewith.

** As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.