Form 10-Q
period 2012-06-30
Clarion Partners Property Trust Inc.
filed 2012-08-10
CIK 1476886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[Mark One]

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 10, 2012, Clarion Partners Property Trust Inc. had 20,000 shares of Class A common stock, $.01 par value, outstanding. There were no outstanding shares of Class W common stock.

Clarion Partners Property Trust Inc.

Form 10-Q

Quarter Ended June 30, 2012

Clarion Partners Property Trust Inc.

Consolidated Balance Sheets

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Cash and cash equivalents	$200,000	$200,000
Prepaid expenses	—	67,500
Other assets	—	4,573
Total assets	$200,000	$272,073

LIABILITIES AND STOCKHOLDER’S EQUITY

Due to affiliates	—	$424,615
Total liabilities	—	$424,615

Stockholder’s equity:
Preferred stock, $0.01 par value per share (50,000,000 shares authorized, none issued)	—	—
Common stock, $0.01 par value per share (700,000,000 Class A shares authorized, 20,000 Class A shares issued and outstanding)	200	200
Common stock, $0.01 par value per share (300,000,000 Class W shares authorized, no Class W shares issued)	—	—
Additional paid-in capital	199,800	199,800
Accumulated deficit	—	(352,542)
Total stockholder’s equity	200,000	(152,542)

Total liabilities and stockholder’s equity	$200,000	$272,073

See Notes to Consolidated Financial Statements.

Clarion Partners Property Trust Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011

Expenses:
General and administrative	—	$77,286	$(352,542)	$77,286

Net (loss) income	—	$(77,286)	$352,542	$(77,286)

Weighted average number of common shares outstanding:
Basic and diluted	20,000	20,000	20,000	20,000

Net (loss) income per common share:
Basic and diluted	—	$(3.86)	$17.63	$(3.86)

See Notes to Consolidated Financial Statements.

Clarion Partners Property Trust Inc.

Consolidated Statement of Stockholder’s Equity

(Unaudited)

					Additional		Total
	Common Stock Class A		Common Stock Class W		Paid-in	Accumulated	Stockholder’s
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity

Balance at December 31, 2011	20,000	$200	—	—	$199,800	$(352,542)	$(152,542)
Issuance of common stock	—	—	—	—	—	—	—
Net income	—	—	—	—	—	352,542	352,542

Balance at June 30, 2012	20,000	$200	—	—	$199,800	$—	$200,000

See Notes to Consolidated Financial Statements.

Clarion Partners Property Trust Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$352,542	$(77,286)
Change in operating assets and liabilities:
Prepaid assets	67,500	(67,500)
Other assets	4,573	(5,081)
Due to affiliates	(424,615)	149,867
Net cash provided by operating activities	—	—

Net change in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	200,000	200,000
Cash and cash equivalents, end of period	$200,000	$200,000

See Notes to Consolidated Financial Statements.

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

1. Organization and Offering

Clarion Partners Property Trust Inc. (the “Company”) was formed on November 3, 2009 as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”). Substantially all of the Company’s business will be conducted through CPT Real Estate LP, the Company’s operating partnership (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership and has contributed $199,000 to the Operating Partnership in exchange for its general partner interest. The initial limited partner of the Operating Partnership is CPT OP Partner LLC (“CPT OP Partner”), a wholly-owned subsidiary of the Company, which has contributed $1,000 to the Operating Partnership. As the Company completes the settlement for the purchase orders for shares of its common stock in its continuous public offering, it will transfer substantially all of the net proceeds of the offering to the Operating Partnership. On May 16, 2011, the Company’s Registration Statement on Form S-11, as amended (File No. 333-164777) (the “Registration Statement”), for its initial public offering (the “Offering”) was initially declared effective by the Securities and Exchange Commission (the “SEC”). Neither the Company nor the Operating Partnership has engaged in any significant operations to date.

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

CPT Advisors LLC (the “Advisor”), a wholly-owned subsidiary of Clarion Partners, manages the day-to-day operations of the Company.

The Company is offering to the public, pursuant to its Registration Statement, up to $2,000,000,000 of shares of its common stock in its primary offering and up to $250,000,000 of shares of its common stock pursuant to its distribution reinvestment plan. The Company is offering to sell any combination of Class A and Class W shares of its common stock with a dollar value up to the maximum offering amount. The Company may reallocate the shares offered between the primary offering and the distribution reinvestment plan. From May 16, 2011, the first date on which the Company’s shares were offered for sale to the public (the “Initial Offering Date”), until (1) the Company has received purchase orders, including purchase orders from affiliates of the Company or the Advisor, for at least $10,000,000 (excluding purchase orders received from Pennsylvania and Tennessee investors) in any combination of Class A and Class W shares (the “Minimum Offering Amount”) and (2) the Company’s board of directors has authorized the release of the escrowed funds to the Company by November 12, 2012 (the “Escrow Period”), the per-share purchase price for shares of the Company’s common stock will be $10.00, plus, for Class A shares only, applicable selling commissions. The Company will not sell any shares to Pennsylvania investors unless, before November 12, 2012, it has received purchase orders for at least $66,700,000 (including purchase orders received from residents of other jurisdictions) in any combination of Class A shares and Class W shares from persons not affiliated with the Company or the Advisor. In addition, the Company will not sell any shares to Tennessee investors unless, before November 12, 2012, it receives purchase orders (including purchase orders received from residents of other jurisdictions) for at least $50,000,000 in any combination of Class A shares and Class W shares from persons not affiliated with the Company or the Advisor. After the close of the Escrow Period, shares will be sold at the Company’s net asset value (“NAV”) per share, plus, for Class A shares only, applicable selling commissions. Each class of shares will have a different NAV per share because certain fees are charged differently with respect to each class. NAV per share is calculated by dividing a class’s NAV at the end of each trading day by the number of shares outstanding for that class on such day. If (1) the Company does not raise the Minimum Offering Amount by November 12, 2012 or (2) the Company’s board of directors does not determine that it is in the best interest of the stockholders of the Company to cause the proceeds raised in the Offering to be released to the Company within such period so that it may commence operations, the Offering will be terminated and the Company’s escrow agent will promptly send each prospective stockholder a full refund of its investment with interest and without deduction for escrow expenses. Notwithstanding the foregoing, each prospective

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

stockholder may elect to withdraw its purchase order and request a full refund of its investment with interest and without deduction for escrow expenses at any time during the Escrow Period. In addition, if the Company raises the Minimum Offering Amount and the proceeds are released to the Company, investors will also receive additional shares of the Company’s common stock in an amount equal to their pro rata share of the interest earned from the escrow account based on the number of days each investor’s proceeds were held in the escrow account.

As of June 30, 2012, the Company’s escrow agent had not received sufficient offering proceeds to meet the Minimum Offering Amount and, therefore, the Company had not yet commenced significant operations.

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

These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the SEC and should be read in conjunction with the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Prepaid Expenses

Prepaid expenses included board of directors fees incurred as of December 31, 2011 that related to future periods. Any amounts with no future economic benefit are charged to earnings when identified. As of June 30, 2012, the Company did not have any prepaid expenses. As a result of the amendment to the advisory agreement discussed in Note 4, all costs funded by the Advisor on behalf of the Company will not be included in the financial statements of the Company until the conclusion of the Escrow Period.

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

Other Assets

Other assets at December 31, 2011 included deferred financing costs, which are the direct costs associated with obtaining financing. Such costs include commitment fees, legal fees and other third-party costs associated with obtaining commitments for financing that result in a closing of such financing. The Company will amortize these costs into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations, once the loan process is completed. The Company expects to obtain a credit facility, but has not executed definitive loan documentation regarding a line of credit with any lender. As of June 30, 2012, the Company did not have any other assets. As a result of the amendment to the advisory agreement discussed in Note 4, all costs funded by the Advisor on behalf of the Company will not be included in the financial statements of the Company until the conclusion of the Escrow Period.

Organization, Offering and Operating Costs

Organization and offering expenses (other than selling commissions) include costs and expenses incurred by the Company in connection with the Company’s formation, preparing for the Offering, the qualification and registration of the Offering, and the marketing and distribution of the Company’s shares. Offering costs will include, but are not limited to the dealer manager and distribution fees, accounting and legal fees (including legal fees of the dealer manager), costs to prepare and update the Registration Statement and the prospectus, printing, mailing and distribution costs, filing fees, amounts to reimburse the Advisor or its affiliates for the salaries of employees and other costs in connection with preparing supplemental sales literature, amounts to reimburse the ING Investments Distributor, LLC (the “Dealer Manager”) for amounts that it may pay to reimburse the bona fide due diligence expenses of any participating broker-dealers supported by detailed and itemized invoices, fees of the transfer agent, registrars, trustees, depositories and experts, the cost of educational conferences held by the Company (including the travel, meal and lodging costs of registered representatives of any participating broker-dealers), and attendance fees and cost reimbursement for employees of affiliates to attend retail seminars conducted by broker-dealers.

The Advisor and Dealer Manager have agreed to fund the Company’s organization and offering expenses incurred through the Escrow Period. The Company will reimburse the Advisor and the Dealer Manager for such expenses ratably on a monthly basis over the period that begins 12 months after the end of the Escrow Period and ends 60 months after the end of the Escrow Period. The Company will reimburse the Advisor and the Dealer Manager for any offering expenses incurred after the end of the Escrow Period by the Advisor and the Dealer Manager on its behalf as and when incurred; provided, however, that total organization and offering costs (including selling commissions, dealer manager and distribution fees and bona fide due diligence expenses) may not exceed 15% of the gross proceeds from the primary offering.

Organizational expenses will be expensed as incurred. Offering costs incurred by the Company, the Advisor and their affiliates on behalf of the Company will be deferred and charged against the proceeds of the Offering. Such costs will be treated as a reduction of total proceeds.

The Advisor has funded on behalf of the Company costs totaling $5.5 million through June 30, 2012, comprised of $4.0 million of offering costs, $0.4 million of organizational costs, and $1.1 million of operating expenses. As a result of the amendment to the advisory agreement discussed in Note 4, all costs funded by the Advisor on behalf of the Company were not included in the financial statements of the Company as such costs will not be a liability of the Company until the conclusion of the Escrow Period.

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

June 30, 2012

(Unaudited)

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

Basic and Diluted Earnings per Common Share

Basic earnings (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per share includes the effects of potentially issuable common shares, but only if dilutive. The Company did not have any dilutive shares as of June 30, 2012.

Stock-Based Compensation

The Company has adopted a stock-based long-term incentive award plan for employees, directors, consultants and advisors. The Company accounts for this plan in accordance with ASC 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based awards granted. No stock awards were issued under the plan as of June 30, 2012.

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

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan that allows stockholders to have the cash distributions attributable to the class of shares that the stockholder owns automatically invested in additional shares of the same class. Shares are offered pursuant to the Company’s distribution reinvestment plan at NAV per share applicable to that class, calculated as of the distribution date. Stockholders who elect to participate in the distribution reinvestment plan, and who are subject to U.S. federal income taxation laws, will incur a tax liability on an amount equal to the fair value on the relevant distribution date of the shares of the Company’s common stock purchased with reinvested distributions, even though such stockholders have elected not to receive the distributions used to purchase those shares of its common stock in cash.

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

Under the redemption plan, the total amount of net redemptions during any calendar quarter is limited to shares whose aggregate value (based on the redemption price per share on the day the redemption is effected) is 5% of the combined NAV of both classes of shares, calculated as of the last day of the previous calendar quarter, which means that net redemptions will be limited to approximately 20% of the total NAV in any 12-month period. The Company uses the term “net redemptions” to mean the excess of share redemptions (capital outflows) over share purchases (capital inflows) in the Offering. As a result, redemptions will count against the 5% cap during a calendar quarter only to the extent the aggregate value of share redemptions during the quarter exceeds the aggregate value of share purchases in the same quarter. Thus, on any business day during a calendar quarter, the maximum amount available for redemptions for that quarter will be equal to (1) 5% of the combined NAV of both classes of shares, calculated as of the last day of the previous calendar quarter, plus (2) proceeds from sales of new shares in the Offering (including reinvestment of distributions) since the beginning of the current calendar quarter, less (3) redemption proceeds paid since the beginning of the current calendar quarter. If the quarterly redemption limitation is reached during a given day, the Company will no longer accept redemptions for the remainder of the quarter, regardless of additional share purchases by investors in the Offering for the remainder of such quarter.

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

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

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

On February 24, 2012, the Company entered into an amendment to the advisory agreement. Prior to the execution of this amendment, the Advisor had agreed to fund the Company’s offering and organization expenses through the Escrow Period. The Company had agreed to reimburse the Advisor for these expenses ratably on a monthly basis over the period that ends 60 months after the end of the Escrow Period. However, as a result of the amendment to the advisory agreement, all costs, including organization, offering and operating expenses, funded by the Advisor on behalf of the Company through the conclusion of the Escrow Period will be reimbursed ratably on a monthly basis over the period that begins 12 months after the end of the Escrow Period and ends 60 months after the end of the Escrow Period. Operating expenses include, without limitation, director compensation and legal, accounting, tax and consulting fees.

The Advisor has funded on behalf of the Company costs totaling $5.5 million through June 30, 2012, which is comprised of $4.0 million of offering costs, $0.4 million of organizational costs, and $1.1 million of operating expenses. Operating expenses of $0.4 million and the related liability to the Advisor that were recorded as of December 31, 2011 were reversed in the first quarter of 2012 to reflect the amendment to the advisory agreement.

Dealer Manager Agreement

The Company has entered into a dealer manager agreement with the Dealer Manager pursuant to which the Dealer Manager will perform the dealer manager function for the Offering. For these services, the Dealer Manager will earn selling commissions of up to 3% of the total price per share of the Class A shares purchased in the primary offering. Pursuant to separately negotiated agreements, the Dealer Manager will engage and pay the selling

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

commissions it receives to broker-dealers participating in the Offering. No selling commissions will be paid for Class W shares or for sales under the distribution reinvestment plan.

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

No stock awards were issued under the Long-Term Incentive Plan as of June 30, 2012.

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

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

8. Subsequent Events

The Company has evaluated subsequent events through the filing of this 10-Q and determined that there have not been any events that have occurred that would require adjustments to the disclosures in the consolidated financial statements.

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

All forward-looking statements included herein should be read in light of the factors identified in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC.

Overview

Clarion Partners Property Trust Inc. was formed as a Maryland corporation on November 3, 2009 for the purpose of investing primarily in a diversified portfolio of income-producing real estate properties and other real estate related assets. We intend to elect and qualify to be treated as a REIT beginning with the taxable year in which our escrow period concludes. We intend to conduct substantially all of our investment activities and own all of our assets through our operating partnership, of which we are the sole general partner. The initial limited partner of our operating partnership is CPT OP Partner LLC, our wholly-owned subsidiary. We have engaged CPT Advisors LLC, our advisor, to manage our day-to-day operations and our portfolio of properties and real estate related assets.  On November 10, 2009, Clarion Partners, LLC, our sponsor, provided our initial capitalization by purchasing 20,000 Class A shares of our common stock for total cash consideration of $200,000.

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

From the initial offering date until (1) we have received purchase orders for at least $10,000,000, including purchase orders received from affiliates of our company and our advisor, but excluding purchase orders received from Pennsylvania and Tennessee investors, in any combination of Class A and Class W shares of our common stock and (2) the board of directors has authorized the release of the escrowed funds to us  (to occur no later than November 12, 2012), the per-share purchase price for shares of our common stock will be $10.00, plus, for Class A shares only, applicable selling commissions. Special escrow requirements apply for Pennsylvania and Tennessee investors.

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

As of June 30, 2012, our escrow agent had not received sufficient offering proceeds to meet the minimum offering amount and, therefore, we had not yet commenced significant operations.

Results of Operations

We are a recently formed company and have no significant operating history. We are dependent upon proceeds received from the offering to conduct our proposed activities. In addition, we currently do not own any properties or real estate related assets. The capital required to purchase any property or real estate related asset will be obtained from the offering proceeds and from any indebtedness that we may incur in connection with the acquisition of any property or thereafter. Thus, our results of operations for the quarter ended June 30, 2012 are not indicative of those expected in future periods.

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

Our advisor has funded our organization costs, offering costs and operating expenses totaling approximately $5.5 million through June 30, 2012. As a result of the amendment to the advisory agreement, all costs funded by the advisor on our behalf will not be included in our financial statements until the conclusion of the escrow period as such costs will not be a liability to us until the conclusion of the escrow period.

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

Borrowing Policies

We intend to use a conservative amount of financial leverage to provide additional funds to support our investment activities.  We expect that after we have acquired a substantial portfolio of diversified investments, our leverage ratio will be approximately 35% to 40% of the gross value of our assets, inclusive of property and entity level debt. During the period when we are beginning our operations, we may employ greater leverage in order to more quickly build a diversified portfolio of assets. Our board of directors may from time to time modify our borrowing policy in light of then-current economic conditions, the relative costs of debt and equity capital, the fair values of our properties, general conditions in the market for debt and equity securities, growth and acquisition opportunities or other factors. Our charter restricts the amount of indebtedness that we may incur to 300% of our net assets, which approximates 75% of the cost of our investments, but does not restrict the amount of indebtedness we may incur with respect to any single investment. Notwithstanding the foregoing, our aggregate indebtedness may exceed the limit set forth in our charter, but only if such excess is approved by a majority of our independent directors. As of June 30, 2012, we had no outstanding long-term indebtedness.

Critical Accounting Policies

Our consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of our financial statements requires management to use judgment in the application of such policies. Such judgment affects the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no significant changes to our policies during 2012.

Accounting Standards Update

The Accounting Standards Updates are discussed in Note 2, “Summary of Significant Accounting Policies — Accounting Standards Updates” in the accompanying consolidated financial statements.

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

Our chief executive officer and chief financial officer, together with other members of our management, after conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), concluded that our disclosure controls and procedures were effective as of June 30, 2012 at a reasonable level of assurance.

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

On May 16, 2011, our Registration Statement (SEC File No. 333-164777) covering our initial public offering was declared effective under the Securities Act, and we commenced our offering on that date. Pursuant to the Registration Statement, we are offering up to $2,000,000,000 of shares of common stock in the primary offering and up to $250,000,000 of shares of common stock pursuant to our distribution reinvestment plan. We are offering to sell any combination of Class A and Class W shares with a dollar value up to the maximum offering amount. We may reallocate the shares offered between the primary offering and the distribution reinvestment plan. ING Investments Distributor, LLC is serving as the dealer manager for the offering. As of June 30, 2012, our escrow agent had not received sufficient offering proceeds to meet the minimum offering amount of $10,000,000 and, therefore, we had not issued any shares or paid any commissions or fees for the distribution of the shares pursuant to the public offering. We intend to use the net proceeds from the offering, which are not used to pay the fees and other expenses attributable to our operations: (1) to make investments in accordance with our investment strategy and policies; (2) to reduce borrowings and repay indebtedness; and (3) to fund redemptions under our redemption plan.

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

Clarion Partners Property Trust Inc.

Date: August 10, 2012	By:	/s/ Edward L. Carey
Edward L. Carey
Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2012	By:	/s/ Amy L. Boyle
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