Form 10-Q
period 2012-09-30
Clarion Partners Property Trust Inc.
filed 2012-11-14
CIK 1476886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[Mark One]

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 14, 2012, Clarion Partners Property Trust Inc. had 24,850.12 shares of Class A common stock, $.01 par value, outstanding and 1,161,221.14 shares of Class W common stock, $.01 par value, outstanding.

Clarion Partners Property Trust Inc.

Form 10-Q

Quarter Ended September 30, 2012

Clarion Partners Property Trust Inc.

Consolidated Balance Sheets

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Cash and cash equivalents	$200,000	$200,000
Prepaid expenses	—	67,500
Other assets	720,000	4,573
Total assets	$920,000	$272,073

LIABILITIES AND STOCKHOLDER’S EQUITY

Due to affiliates	$720,000	$424,615
Total liabilities	$720,000	$424,615

Stockholder’s equity:
Preferred stock, $0.01 par value per share (50,000,000 shares authorized, none issued)	$—	$—
Common stock, $0.01 par value per share (700,000,000 Class A shares authorized, 20,000 Class A shares issued and outstanding)	200	200
Common stock, $0.01 par value per share (300,000,000 Class W shares authorized, no Class W shares issued)	—	—
Additional paid-in capital	199,800	199,800
Accumulated deficit	—	(352,542)
Total stockholder’s equity	200,000	(152,542)

Total liabilities and stockholder’s equity	$920,000	$272,073

See Notes to Consolidated Financial Statements.

Clarion Partners Property Trust Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011

Expenses:
General and administrative	—	$122,692	$(352,542)	$199,978

Net (loss) income	—	$(122,692)	$352,542	$(199,978)

Weighted average number of common shares outstanding:
Basic and diluted	20,000	20,000	20,000	20,000

Net (loss) income per common share:
Basic and diluted	—	$(6.13)	$17.63	$(10.00)

See Notes to Consolidated Financial Statements.

Clarion Partners Property Trust Inc.

Consolidated Statement of Stockholder’s Equity

(Unaudited)

					Additional		Total
	Common Stock Class A		Common Stock Class W		Paid-in	Accumulated	Stockholder’s
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Equity

Balance at December 31, 2011	20,000	$200	—	—	$199,800	$(352,542)	$(152,542)
Issuance of common stock	—	—	—	—	—	—	—
Net income	—	—	—	—	—	352,542	352,542

Balance at September 30, 2012	20,000	$200	—	—	$199,800	$—	$200,000

See Notes to Consolidated Financial Statements.

Clarion Partners Property Trust Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$352,542	$(199,978)
Change in operating assets and liabilities:
Prepaid assets	67,500	(67,500)
Other assets	4,573	(5,081)
Due to affiliates	(424,615)	272,559
Net cash provided by operating activities	—	—

Net change in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	200,000	200,000
Cash and cash equivalents, end of period	$200,000	$200,000

SUPPLEMENT TO NONCASH INVESTING ACTIVITY:
Deposit on real estate investment paid by Sponsor directly (recorded in other assets)	$720,000	$—

See Notes to Consolidated Financial Statements.

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

1. Organization and Offering

Clarion Partners Property Trust Inc. (the “Company”) was formed on November 3, 2009 as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”).  Substantially all of the Company’s business will be conducted through CPT Real Estate LP, the Company’s operating partnership (the “Operating Partnership”).  The Company is the sole general partner of the Operating Partnership and has contributed $199,000 to the Operating Partnership in exchange for its general partner interest.  The initial limited partner of the Operating Partnership is CPT OP Partner LLC (“CPT OP Partner”), a wholly owned subsidiary of the Company, which has contributed $1,000 to the Operating Partnership.  As the Company completes the settlement for the purchase orders for shares of its common stock in its continuous public offering, it will transfer substantially all of the net proceeds of the offering to the Operating Partnership. On May 16, 2011, the Company’s Registration Statement on Form S-11, as amended (File No. 333-164777) (the “Registration Statement”), for its initial public offering (the “Offering”) was initially declared effective by the Securities and Exchange Commission (the “SEC”). Neither the Company nor the Operating Partnership has engaged in any significant operations as of September 30, 2012.

The Company was organized to invest primarily in a diversified portfolio of (1) income-producing properties which may include office, industrial, retail, multifamily residential, hospitality and other real property types, (2) debt and equity interests backed principally by real estate (collectively, “real estate related assets”) and (3) cash, cash equivalents and other short-term investments.  As discussed in Note 3, the Company was initially capitalized by issuing 20,000 Class A shares of its common stock to Clarion Partners, LLC (“Clarion Partners” or the “Sponsor”), on November 10, 2009.  The Company’s fiscal year end is December 31.

CPT Advisors LLC (the “Advisor”), a wholly owned subsidiary of Clarion Partners, manages the day-to-day operations of the Company.

The Company is offering to the public, pursuant to its Registration Statement, up to $2,000,000,000 of shares of its common stock in its primary offering and up to $250,000,000 of shares of its common stock pursuant to its distribution reinvestment plan.  The Company is offering to sell any combination of Class A and Class W shares of its common stock with a dollar value up to the maximum offering amount.  The Company may reallocate the shares offered between the primary offering and the distribution reinvestment plan.  From May 16, 2011, the first date on which the Company’s shares were offered for sale to the public (the “Initial Offering Date”), until (1) the Company has received subscriptions, including subscriptions from affiliates of the Company or the Advisor, for at least $10,000,000 in shares (excluding subscriptions received from Pennsylvania and Tennessee investors) (the “Minimum Offering Amount”) and (2) the Company’s board of directors has authorized the release of the escrowed funds to the Company by November 12, 2012 (the “Escrow Period”), the per-share purchase price for shares of the Company’s common stock will be $10.00, plus, for Class A shares only, applicable selling commissions.  Special escrow provisions apply for Pennsylvania and Tennessee investors.  After the close of the Escrow Period, shares will be sold at the Company’s net asset value (“NAV”) per share, plus, for Class A shares only, applicable selling commissions.  Each class of shares will have a different NAV per share because certain fees are charged differently with respect to each class.  NAV per share is calculated by dividing a class’s NAV at the end of each trading day by the number of shares outstanding for that class on such day.  If (1) the Company does not raise the Minimum Offering Amount by November 12, 2012 or (2) the Company’s board of directors does not determine that it is in the best interest of the stockholders of the Company to cause the proceeds raised in the Offering to be released to the Company within such period so that it may commence operations, the Offering will be terminated and the Company’s escrow agent will promptly send each prospective stockholder a full refund of its investment with interest and without deduction for escrow expenses.  Notwithstanding the foregoing, each prospective stockholder may elect to withdraw its purchase order and request a full refund of its investment with interest and without deduction for escrow expenses at any time during the Escrow Period.  In addition, if the Company raises the Minimum Offering Amount and the proceeds are released to the Company, investors will also receive additional shares of the Company’s common stock in an amount equal to their pro rata share of the interest earned from the escrow account based on the number of days each investor’s proceeds were held in the escrow account.

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

As of September 30, 2012, the Minimum Offering Amount had not been raised and, therefore, the Company had not yet commenced significant operations.

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

Financial Instruments Not Measured at Fair Value

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, other assets and due to affiliates approximate their fair values.

Prepaid Expenses

Prepaid expenses included board of directors fees incurred as of December 31, 2011 that related to future periods.  Any amounts with no future economic benefit are charged to earnings when identified.  As of September 30, 2012, the Company did not have any prepaid expenses.  As a result of the amendment to the advisory agreement discussed in Note 4, all costs funded by the Advisor on behalf of the Company will not be included in the financial statements of the Company until the conclusion of the Escrow Period.

Other Assets

Other assets at September 30, 2012, include a deposit in a real estate investment, paid by the Sponsor on behalf of the Company, for the acquisition of a medical office building.  See Note 4 (Related Party Arrangements) and Note 8 (Subsequent Events) for further details.

Other assets at December 31, 2011 included deferred financing costs, which are the direct costs associated with obtaining financing. Such costs include commitment fees, legal fees and other third-party costs associated with

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

obtaining commitments for financing that result in a closing of such financing.  The Company would amortize these costs into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations, once the loan process is completed.  As a result of the amendment to the advisory agreement discussed in Note 4, all costs funded by the Advisor on behalf of the Company will not be included in the financial statements of the Company until the conclusion of the Escrow Period and all costs recorded at December 31, 2011 were reversed.

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

The Advisor has funded on behalf of the Company costs totaling $5.8 million through September 30, 2012, comprised of $4.2 million of offering costs, $0.4 million of organizational costs, and $1.2 million of operating expenses.  As a result of the amendment to the advisory agreement discussed in Note 4, all costs funded by the Advisor on behalf of the Company were not included in the financial statements of the Company as such costs will not be a liability of the Company until the conclusion of the Escrow Period.

Income Taxes

The Company intends to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with the Company’s taxable year ending December 31 of the year in which the Escrow Period concludes.  In order to maintain the Company’s qualification as a REIT, the Company is required to, among other things, distribute at least 90% of the Company’s REIT taxable income to the Company’s stockholders and meet certain tests regarding the nature of the Company’s income and assets.  As a REIT, the Company will not be subject to federal income tax with respect to the portion of the Company’s income that meets certain criteria and is distributed annually to stockholders.  The Company intends to operate in a manner that allows the Company to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If the Company were to fail to meet these requirements, it will be subject to federal

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

income tax on the Company’s taxable income at regular corporate rates.  The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT.  The Company will also be disqualified for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions. If the Company does not elect to be taxed as a REIT for the year ended December 31, 2012, it could be subject to federal and state income tax at regular corporate tax rates.

Basic and Diluted Earnings per Common Share

Basic earnings (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during each period.  Diluted earnings (loss) per share includes the effects of potentially issuable common shares, but only if dilutive.  The Company did not have any dilutive shares as of September 30, 2012.

Stock-Based Compensation

The Company has adopted a stock-based long-term incentive award plan for employees, directors, consultants and advisors.  The Company accounts for this plan in accordance with ASC 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based awards granted.  No stock awards were issued under the plan as of September 30, 2012.

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

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

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

On the first day following any quarter in which the Company has reached that quarter’s volume limitation for redemptions, unless the Company’s board of directors determines to suspend the redemption plan, the redemption plan will automatically and without stockholder notification, resume.

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

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

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

On February 24, 2012, the Company entered into an amendment to the advisory agreement.  Prior to the execution of this amendment, the Advisor had agreed to fund the Company’s offering and organization expenses through the Escrow Period.  The Company had agreed to reimburse the Advisor for these expenses ratably on a monthly basis over the period that ends 60 months after the end of the Escrow Period.  However, as a result of the amendment to the advisory agreement, all costs, including organization, offering and operating expenses, funded by the Advisor on behalf of the Company through the conclusion of the Escrow Period will be reimbursed ratably on a monthly basis over the period that begins 12 months after the end of the Escrow Period and ends 60 months after the end of the Escrow Period. Expenses will only be payable by the Company at the conclusion of the Escrow Period. Operating expenses include, without limitation, director compensation and legal, accounting, tax and consulting fees. All costs funded by the Advisor on behalf of the Company were not included in the consolidated financial statements of the Company as such costs will not be a liability of the Company until the conclusion of the Escrow Period.

 The Advisor has funded on behalf of the Company costs totaling $5.8 million through September 30, 2012, which is comprised of $4.2 million of offering costs, $0.4 million of organizational costs, and $1.2 million of operating expenses.

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

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

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

Deposit in Real Estate Investment

CPPT Darien LLC (“CPPT Darien”), a wholly owned subsidiary of the Company, was incorporated under the laws of the State of Delaware on September 13, 2012.  The entity was formed to acquire, own and operate an 18,754 square foot medical office building located in Darien, Connecticut (the “Darien Property”).  On September 13, 2012, CPPT Darien entered into a purchase and sale agreement (the “Purchase Agreement”) to purchase the Darien Property for $7,200,000, exclusive of closing costs.  Pursuant to the Purchase Agreement, CPPT Darien was required to pay an initial earnest money deposit of $720,000, which is recorded in other assets on the consolidated balance sheets.  The Sponsor paid the initial earnest money deposit on behalf of CPPT Darien.  CPPT Darien completed the acquisition of the Darien Property on October 31, 2012.  See Note 8 (Subsequent Events) for further details.

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

No stock awards were issued under the Long-Term Incentive Plan as of September 30, 2012.

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

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

disposition decisions and other general and administrative responsibilities.  In the event that the Advisor or the Dealer Manager is unable to provide such services, the Company would be required to find one or more alternative service providers.

8. Subsequent Events

On October 4, 2012, the Sponsor, on behalf of CPPT Darien, paid an additional earnest money deposit of $720,000 for a total deposit of $1,440,000, which was applied towards the purchase price of the Darien Property at closing on October 31, 2012.  The Company partially funded the acquisition of the Darien Property with proceeds from a $3,960,000 first mortgage loan secured by the Darien Property.

On October 17, 2012, the Company entered into the Second Amended and Restated Escrow Agreement (the “Escrow Agreement”) by and among the Company, the Dealer Manager, and BNY Mellon Investment Servicing (US) Inc.  The Escrow Agreement was entered into in order to allow for the proceeds from the sale of shares of the Company’s common stock in a private placement to be eligible towards the Minimum Offering Amount.

On October 17, 2012, the Company entered into a subscription agreement with Clarion Partners CPPT Coinvestment, LLC, a wholly owned subsidiary of the Sponsor, for the purchase of 1,020,000 shares of the Company’s Class W common stock for $10.00 per share, or $10,200,000 in the aggregate, pursuant to a private placement.

On September 20, 2012, CPPT Lehigh LLC (“CPPT Lehigh”), a wholly owned subsidiary of the Company, was incorporated under the laws of the State of Delaware.  The entity was formed to enter into a joint venture with LIT Industrial Limited Partnership, a Delaware limited partnership (“LIT”). LIT is owned by Lion Industrial Trust, a privately held REIT managed by the Sponsor. On October 18, 2012, CPPT Lehigh and LIT entered into a joint venture agreement for LIT/CPPT Lehigh Venture LLC (the “Venture”) to own and operate the property known was Lehigh Valley South, a 315,000 square feet industrial building located in Lower Macungie, Pennsylvania (“Lehigh Valley South”). The Venture was incorporated under the laws of the State of Delaware on September 24, 2012.  CPPT Lehigh contributed $9,843,750 in cash to the Venture, and LIT contributed its 50% ownership interest in Lehigh Valley South to the Venture for a total purchase price of $19,687,500, exclusive of closing costs.  Lehigh Valley South was acquired by the Venture on October 18, 2012.  On October 25, 2012, the Venture closed on a $10,400,000 mortgage loan secured by Lehigh Valley South.  The Company received financing proceeds of $5,097,314, of which $1,440,000 was used to reimburse the Sponsor for the earnest money deposit on the Darien Property.

On October 31, 2012, the Company’s board of directors authorized and declared cash distributions for the period from November 1, 2012 through December 31, 2012 (the “Distribution Period”) for each share of the Company’s Class A and Class W common stock outstanding as of December 28, 2012.  The distributions will be paid on January 2, 2013.  Holders of Class W shares will receive an amount equal to $0.09167 per share and holders of Class A shares will receive an amount equal to $0.09167 per share less an amount calculated at the end of the distribution period equal to the class-specific expenses incurred during the Distribution Period that are allocable to each Class A share.

On November 1, 2012, following the authorization by the Company’s board of directors, the Company’s escrow agent released to the Company all of the Offering proceeds in the escrow account (other than proceeds from Pennsylvania and Tennessee investors) totaling $1,460,713.

On November 5, 2012, the Company entered into an Expense Support Agreement with the Sponsor (the “Expense Support Agreement”).  Pursuant to the terms of the Expense Support Agreement, commencing with the quarter ending December 31, 2012 and on a quarterly basis thereafter, the Sponsor may, in its sole discretion, reimburse the Company for, or pay on behalf of the Company, all or a portion of the Company’s total operating expenses and organizational and offering expenses for any calendar quarter (“Expense Payments”).   In the event

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

that the Sponsor makes any Expense Payments, the Company will have no obligation to reimburse the Sponsor for such Expense Payments unless and until the Company has raised at least $350,000,000 in aggregate gross proceeds from the Offering. Specifically, after the Company has received at least $350,000,000 in aggregate gross proceeds from the Offering, the Company will be required to pay up to $250,000 per quarter thereafter to the Sponsor (each, a “Reimbursement Payment”) until all Expense Payments received by the Company have been reimbursed to the Sponsor.

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

Overview

Clarion Partners Property Trust Inc. was formed as a Maryland corporation on November 3, 2009 for the purpose of investing primarily in a diversified portfolio of income-producing real estate properties and other real estate related assets.  We intend to elect and qualify to be treated as a REIT beginning with the taxable year in which our escrow period concludes.  We intend to conduct substantially all of our investment activities and own all of our assets through our operating partnership, of which we are the sole general partner.  The initial limited partner of our operating partnership is CPT OP Partner LLC, our wholly owned subsidiary.  We have engaged CPT Advisors LLC, our advisor, to manage our day-to-day operations and our portfolio of properties and real estate related assets.  On November 10, 2009, Clarion Partners, LLC, our sponsor, provided our initial capitalization by purchasing 20,000 Class A shares of our common stock for total cash consideration of $200,000.

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

From the initial offering date until (1) we have received subscriptions for at least $10,000,000 in shares, including subscriptions received from affiliates of our company and our advisor, but excluding subscriptions received from Pennsylvania and Tennessee investors, and (2) the board of directors has authorized the release of the escrowed funds to us (to occur no later than November 12, 2012), the per-share purchase price for shares of our common stock will be $10.00, plus, for Class A shares only, applicable selling commissions.  Special escrow requirements apply for Pennsylvania and Tennessee investors.

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

As of September 30, 2012, we had not received sufficient subscriptions to meet the minimum offering amount and, therefore, we had not yet commenced significant operations.

On November 1, 2012, following the approval of our board of directors, we broke escrow and had received a total of $11,860,713 in proceeds from the sale of shares of our common stock.

Results of Operations

We are a recently formed company and have no significant operating history. We are dependent upon proceeds received from the offering to conduct our proposed activities. In addition, we currently do not own any properties or real estate related assets.  The capital required to purchase any property or real estate related asset will be obtained from the offering proceeds and from any indebtedness that we may incur in connection with the acquisition of any property or thereafter.  Thus, our results of operations for the quarter ended September 30, 2012 are not indicative of those expected in future periods.

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

Our advisor has funded our organization costs, offering costs and operating expenses totaling approximately $5.8 million through September 30, 2012.  As a result of the amendment to the advisory agreement, all costs funded by the advisor on our behalf will not be included in our financial statements until the conclusion of the escrow period as such costs will not be a liability to us until the conclusion of the escrow period.

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

Borrowing Policies

We intend to use a conservative amount of financial leverage to provide additional funds to support our investment activities.  We expect that after we have acquired a substantial portfolio of diversified investments, our leverage ratio will be approximately 35% to 40% of the gross value of our assets, inclusive of property and entity level debt.  During the period when we are beginning our operations, we will employ greater leverage in order to more quickly build a diversified portfolio of assets.  Our board of directors may from time to time modify our borrowing policy in light of then-current economic conditions, the relative costs of debt and equity capital, the fair values of our properties, general conditions in the market for debt and equity securities, growth and acquisition opportunities or other factors.  Our charter restricts the amount of indebtedness that we may incur to 300% of our net assets, which approximates 75% of the cost of our investments, but does not restrict the amount of indebtedness we may incur with respect to any single investment.  Notwithstanding the foregoing, our aggregate indebtedness may exceed the limit set forth in our charter, but only if such excess is approved by a majority of our independent directors.  As of September 30, 2012, we had no outstanding long-term indebtedness.

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

Our chief executive officer and chief financial officer, together with other members of our management, after conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), concluded that our disclosure controls and procedures were effective as of September 30, 2012 at a reasonable level of assurance.

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

On May 16, 2011, our Registration Statement (SEC File No. 333-164777) covering our initial public offering was declared effective under the Securities Act, and we commenced our offering on that date. Pursuant to the Registration Statement, we are offering up to $2,000,000,000 of shares of common stock in the primary offering and up to $250,000,000 of shares of common stock pursuant to our distribution reinvestment plan.  We are offering to sell any combination of Class A and Class W shares with a dollar value up to the maximum offering amount. We may reallocate the shares offered between the primary offering and the distribution reinvestment plan. ING Investments Distributor, LLC is serving as the dealer manager for the offering.  As of September 30, 2012, our escrow agent had not received sufficient offering proceeds to meet the minimum offering amount of $10,000,000 and, therefore, we had not issued any shares or paid any commissions or fees for the distribution of the shares pursuant to the public offering. We intend to use the net proceeds from the offering, which are not used to pay the fees and other expenses attributable to our operations: (1) to make investments in accordance with our investment strategy and policies; (2) to reduce borrowings and repay indebtedness; and (3) to fund redemptions under our redemption plan.

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

Clarion Partners Property Trust Inc.

Date: November 14, 2012	By:	/s/ Edward L. Carey
Edward L. Carey
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2012	By:	/s/ Amy L. Boyle
Amy L. Boyle
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit	Description
3.1	Third Articles of Amendment and Restatement (filed as Exhibit 3.1 to Form 8-K (File No. 333-164777) filed October 23, 2012 and incorporated herein by reference).

3.2	Bylaws (filed as Exhibit 3.3 to the Registration Statement on Form S-11 (File No. 333-164777) filed on February 8, 2010 and incorporated herein by reference).

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

10.1

Purchase and Sale Agreement, dated and effective as of September 13, 2012, by and between SHR1 LLC and CPPT Darien LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 3330164777) filed on November 6, 2012 and incorporated herein by reference).

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