Form 10-K
period 2012-12-31
Clarion Partners Property Trust Inc.
filed 2013-03-14
CIK 1476886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

[Mark One]

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

There is no established market for the registrant’s shares of common stock. There was no common stock held by non-affiliates of the registrant as of June 29, 2012, the last business day of the registrants most recently completed second fiscal quarter.  As of March 14, 2013, Clarion Partners Property Trust Inc. had 39,064 shares of Class A common stock, $.01 par value, outstanding, 1,252,637 shares of Class W common stock, $.01 par value, outstanding and 125 shares of preferred stock outstanding.

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

•                  the fact that we will depend on tenants for our revenue, and accordingly, our revenue is dependent upon the success and economic viability of our tenants;

•                  the fact that no public market currently exists, or may ever exist, for shares of our common stock, and our shares are, and may continue to be, illiquid;

•                  competition for the type of properties we desire to acquire, which may cause our distributions and the long-term returns of our investors to be lower than they otherwise would be;

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

PART I.

Item 1.                                                         Business

Overview

Clarion Partners Property Trust Inc. was formed as a Maryland corporation on November 3, 2009 for the purpose of investing primarily in a diversified portfolio of income-producing real estate properties and other real estate related assets. As used herein, the terms “we,” “our” and “us” refer to Clarion Partners Property Trust Inc. We intend to qualify as a real estate investment trust, or REIT, for federal tax purposes beginning with the taxable year ending December 31, 2012. As of December 31, 2012, we owned one property comprising 18,754 rentable square feet of medical office space.  In addition, we own 50% of a joint venture that owns a 315,000 rentable square foot industrial property.  As of December 31, 2012, these properties were 100% leased.

We conduct substantially all of our investment activities and own all of our assets through CPT Real Estate LP, our operating partnership, of which we are the sole general partner. The initial limited partner of the operating partnership is CPT OP Partner LLC, our wholly owned subsidiary. We have engaged CPT Advisors LLC, or our advisor, to manage our day-to-day operations and our portfolio of properties and real estate related assets.  On November 10, 2009, Clarion Partners, LLC, our sponsor, provided our initial capitalization by purchasing 20,000 shares of our Class A common stock for $200,000 in cash.

On May 16, 2011, or the initial offering date, our registration statement on Form S-11, as amended (File No. 333-164777), for our initial public offering was declared effective by the Securities and Exchange Commission, or SEC. The registration statement covers our initial public offering, which we refer to as our “offering,” of up to $2,250,000,000 of shares of our common stock, consisting of up to $2,000,000,000 of shares in our primary offering and up to $250,000,000 of shares pursuant to our distribution reinvestment plan. We may reallocate the shares offered between our primary offering and our distribution reinvestment plan. We are offering to the public any combination of two classes of shares of our common stock, Class A shares and Class W shares.

Our shares are sold at our net asset value, or NAV, per share for the applicable class of shares, plus, for Class A shares only, applicable selling commissions. Each class of shares will have a different NAV per share because certain fees are charged differently with respect to each class.

On October 17, 2012, Clarion Partners CPPT Coinvestment, LLC, a wholly owned subsidiary of our sponsor purchased 1,020,000 shares of our Class W common stock for $10.00 per share, or $10,200,000 in the aggregate, pursuant to a private placement.  On November 1, 2012, following the approval of our board of directors, we broke escrow and received an additional $1,460,713 in public offering proceeds from the sale of shares of our common stock.  Going forward, the per share purchase price of our common stock will vary from day-to-day, and on any given business day will be equal to our NAV, divided by the number of shares of our common stock outstanding as of the end of business on such day.

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

We intend to select investments across property types, geographic regions and metropolitan areas in an attempt to achieve portfolio stability, diversification and favorable risk-adjusted investment returns. We will employ a research-based investment philosophy focused on building a portfolio of properties and real estate related assets that we believe have the potential to outperform market averages.

We believe that the evolving real estate market may present opportunities to purchase high quality properties and other real estate related assets at significant discounts to both the previous market peak levels and asset replacement costs during the period in which we are investing the net proceeds of our offering.

With respect to our investments in properties, we generally expect to invest in properties in large metropolitan areas that are well-leased with a stable tenant base and predictable income. However, we may make investments in properties with other characteristics if we believe that such investments have the potential to enhance portfolio diversification or investment returns.

Our advisor has the authority to execute on our behalf all investment transactions that meet the requirements of the investment guidelines approved by our board of directors. The investment committee of our sponsor will review and approve each potential investment before our advisor may consider the opportunity for our portfolio.

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

Financial Information About Industry Segments

Our current business plan consists of owning, managing, operating, leasing, acquiring, developing, investing in, and disposing of properties and real estate related assets. We internally evaluate all of our properties and real estate related assets as one industry segment, and, accordingly, we do not report segment information.

Concentration of Credit Risk

As of December 31, 2012, we had cash on deposit at two financial institutions, one of which had $3.2 million in deposits which is in excess of federally insured levels; however, we have not experienced any losses in this account.  We limit significant cash holdings to accounts held by financial institutions with high credit standing and we therefore believe we are not exposed to any significant credit risk on cash deposits.

As of December 31, 2012, 100% of our gross rental revenues were from a medical office building that we own in Connecticut, known as the Darien Property. Stamford Health System, Inc., the sole tenant in the Darien Property is a not-for profit provider of comprehensive healthcare services and has a Fitch credit rating of A.

In addition, we own a 50% interest in a joint venture.  The joint venture owns an industrial property located in Pennsylvania, which has 2 tenants, each occupying 157,500 square feet.

Available information

Access to copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other filings with the SEC, including amendments to such filings, may be obtained free of charge directly from the SEC’s website, http://www.sec.gov. These filings are made available promptly after we file them with, or furnish them to, the SEC. These reports and other filings with the SEC are also accessible from our website, www.clarionpartnerstrust.com.

Item 1A.                                                Risk Factors

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

Risks Related to an Investment in Our Shares

We have no significant operating history and there is no assurance that we will be able to successfully achieve our investment objectives.

We have no significant operating history and may not be able to achieve our investment objectives. We cannot assure stockholders that the past experiences of affiliates of our advisor will be sufficient to allow us to successfully achieve our investment objectives. As a result, an investment in our shares of common stock may entail more risk than the shares of common stock of a REIT with a substantial operating history.

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

Purchases of common stock by our affiliates in our offering should not influence investment decisions of independent, unaffiliated investors.

Affiliates of our advisor have purchased shares of our common stock, and such purchases were included for purposes of releasing the escrowed purchase order proceeds to us.  As of December 31, 2012, our affiliates owned approximately 84% of our common stock.  However, there are no written or other binding commitments with respect to the further acquisition of shares by such parties.  Any shares purchased by affiliates of ours will be purchased for investment purposes only. However, the investment decisions made by any such affiliates should not influence any investor’s decision to invest in shares of our common stock, and investors should make their own independent investment decision concerning the risks and benefits of an investment in our common stock.

Our sponsor has no obligation to reimburse us for, or pay on our behalf, our organization, offering and operating expenses.

We entered into an expense support agreement with our sponsor on November 5, 2012.  Pursuant to the terms of the expense support agreement, commencing with the partial quarter ending December 31, 2012 our sponsor may reimburse us for, or pay on our behalf, all or a portion of our organization, offering and operating expenses, until such time as we receive $350.0 million in gross offering proceeds from our offering.  However, our sponsor has no obligation, under the expense support agreement or otherwise, to make any such reimbursements or payments.  If our sponsor determines to discontinue such reimbursements or payments, such discontinuation will reduce our cash available for investment in properties and distributions to our stockholders.

Our payment of organization, offering and operating expenses will negatively affect NAV.

Upon our receipt of $350.0 million in gross proceeds from our offering we will begin to reimburse our sponsor pursuant to the expense support agreement for payments it has made to us or on our behalf for organization, offering and operating expenses.  These payments will lower our NAV and may negatively impact the value of your investment.

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

If we pay distributions from sources other than our cash flow from operations, we will have fewer funds available for investments, which may adversely affect our ability to fund future distributions with cash flows from operations and may reduce the overall return.

Our long-term corporate strategy is to fund the payment of regular distributions to our stockholders entirely from cash flow from our operations. However, during the ramp-up period, and from time to time thereafter, we may not generate sufficient cash flow from operations to fully fund distributions to stockholders. Therefore, we may choose to use cash flows from financing activities, which include borrowings (including borrowings secured by our assets), net offering proceeds, or other sources to fund distributions to our stockholders. We may be required to continue to fund our regular distributions from a combination of some of these sources if our investments fail to perform as anticipated, if expenses are greater than expected and due to numerous other factors. We have not established a limit on the amount of our distributions that may be paid from any of these sources.

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

For the purposes of calculating our NAV after the close of business on each business day, our properties are initially valued at cost which we expect to represent fair value at that time. Thereafter, valuations of properties, which are based in part on appraisals of each of our properties by our independent valuation advisor at least once during every calendar quarter after the respective calendar quarter in which such property was acquired, are performed in accordance with our valuation guidelines. Likewise, our investments in real estate related assets are initially valued at cost, and thereafter are valued quarterly, or in the case of liquid securities, daily, as applicable, at fair value. Within the parameters of our valuation guidelines, the valuation methodologies used to value our properties involve subjective judgments regarding such factors as comparable sales, rental and operating expense data, the capitalization or discount rate, and projections of future rent and expenses based on appropriate analysis. Although our valuation guidelines are designed to determine the accurate and timely fair value of our assets, valuations and appraisals of our properties and real estate related assets are only estimates of fair value. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions beyond our control and the control of our advisor and independent valuation advisor. Further, valuations do not necessarily represent the price at which an asset would sell, since market prices of assets can only be determined by negotiation between a willing buyer and seller. Therefore, the valuations of our properties and our investments in real estate related assets may not correspond to the timely realizable value upon a sale of those assets. There will be no retroactive adjustment in the valuation of such assets, the price of our shares of common stock, the price we paid to redeem shares of our common stock or NAV-based fees we paid to our advisor and dealer manager to the extent such valuations prove to not accurately reflect the true estimate of value and are not a precise measure of realizable value.

Although our advisor is responsible for calculating our NAV, our advisor bases its calculations in part on independent appraisals of our properties, the accuracy of which our advisor does not independently verify.

In calculating our NAV on a daily basis, our advisor includes values of individual properties that were obtained from the independent valuation advisor. Our independent valuation advisor was selected by our advisor and approved by our board of directors, including a majority of our independent directors. Although our advisor is responsible for the accuracy of the daily NAV calculation and our independent valuation advisor provides appraisals pursuant to our valuation guidelines, we do not independently verify the appraised value of our properties. As a result, the appraised value of a particular property may be greater or less than its potential realizable value, which would cause our estimated NAV to be greater or less than the potential realizable NAV.

Our NAV per share may suddenly change if the appraised values of our properties materially change from prior appraisals or the actual operating results for a particular month differ from what we originally budgeted for that month.

We anticipate that the quarterly appraisals of our properties will not be spread evenly throughout the calendar quarter, but instead could be received in groupings during the quarter or a particular month. As such, when these appraisals are reflected in our NAV calculation, there may be a sudden change in our NAV per share for each class of our common stock. In addition, actual operating results for a given month may differ from what we originally budgeted for that month, which may cause a sudden increase or decrease in the NAV per share amounts. We accrue estimated income and expenses on a daily basis based on quarterly budgets. As soon as practicable after the end of each month, we adjust the income and expenses we estimated for that month to reflect the income and expenses actually earned and incurred. We do not retroactively adjust the NAV per share of each class for each day of the previous month. Therefore, because the actual results from operations may be better or worse than what we previously budgeted for a particular month, the adjustment to reflect actual operating results may cause the NAV per share for each class of our common stock to increase or decrease, and such increase or decrease will occur on the day the adjustment is made.

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

In addition, the risks associated with our business tend to be more severe during periods of economic slowdown or recession if these periods are accompanied by deteriorating fundamentals and declining values in the real estate industry. To the extent that the general economic slowdown is further prolonged or becomes more severe or real estate fundamentals deteriorate, it may have a significant and adverse impact on our revenues, results from operations, financial condition, liquidity, overall business prospects and ultimately our ability to make distributions to our stockholders.

Continued uncertainty and volatility in the credit markets could affect our ability to obtain debt financing on reasonable terms, or at all, which could reduce the number of properties we may be able to acquire and the amount of cash distributions we can make to our stockholders.

The U.S. and global credit markets have experienced severe dislocations and liquidity disruptions over the past several years, which have caused volatility in the credit spreads on prospective debt financings and have constrained the availability of debt financing. The uncertainty in the credit markets may adversely impact our ability to access additional debt financing on reasonable terms or at all, which may adversely affect investment returns on future acquisitions or our ability to make acquisitions.

If mortgage debt is unavailable on reasonable terms, we may not be able to finance the initial purchase of properties. In addition, since we incur mortgage debt on properties, we run the risk of being unable to refinance such debt upon maturity, or of being unable to refinance on favorable terms. If interest rates are higher or other financing terms, such as principal amortization, the need for a corporate guaranty, or other terms are not as favorable when we refinance debt or issue new debt, our income could be reduced. To the extent we are unable to refinance debt on reasonable terms, or at appropriate times or at all, we may be required to sell properties on terms that are not advantageous to us, or could result in the foreclosure of such properties. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by borrowing more money.

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

If we are unable to raise substantial funds, we will be limited in the number and type of investments we make, and the value of our shares will fluctuate with the performance of the specific assets we acquire.

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

Our advisor’s officers and key real estate professionals are expected to identify potential investments in properties and other real estate related assets which are consistent with our investment guidelines for our possible acquisition. However, our advisor may not acquire any investment in a property unless our sponsor has reviewed and approved presenting it to us in accordance with its allocation policies. Our sponsor and its affiliates advise other investment programs that invest in properties and real estate related assets in which we may be interested. Our sponsor could face conflicts of interest in determining which programs will have the opportunity to acquire and participate in such investments as they become available. As a result, other investment programs advised by our sponsor may compete with us with respect to certain investments that we may want to acquire.

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

Our advisor faces a conflict of interest because the fees it receives for services performed are based on our NAV, which is calculated by our advisor.

Our advisor is paid a fee for its services based on our daily NAV, which is calculated by our advisor in accordance with our valuation guidelines. The calculation of our NAV in accordance with our valuation guidelines includes certain subjective judgments of our advisor and our independent valuation advisor, including estimates of fair value of particular assets, and therefore may not correspond to realizable value upon a sale of those assets. Our advisor may benefit by our retention of ownership of our assets at times when our stockholders may be better served by the sale or disposition of our assets in order to avoid a reduction in our NAV. If our NAV is calculated in a way that is not reflective of our actual NAV, then the purchase price of shares of our common stock on a given date may not accurately reflect the value of our portfolio, and stockholders’ shares may be worth less than the purchase price.

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

Payment of fees and expenses to our advisor and our dealer manager reduces the cash available for distribution and  increases the risk that stockholders will not be able to recover the amount of their investment in our shares.

Our advisor performs services for us in connection with the selection and acquisition of our investments, the management of our assets and certain administrative services. We pay our advisor advisory fees and expense reimbursements for these services, which reduces the amount of cash available for further investments or distribution to our stockholders. We also pay our dealer manager, dealer manager fees and distribution fees based on our NAV. The fees we pay to our advisor and our dealer manager increase the risk that stockholders may receive a lower price when they sell their shares to us pursuant to our redemption plan than the purchase price they initially paid for their shares.

Risks Related to Our Corporate Structure

The limits on the percentage of shares of our common stock that any person may own may discourage a takeover or business combination that could otherwise benefit our stockholders.

Our charter, with certain exceptions, authorizes our board of directors to take such actions as are necessary and desirable to qualify us as a REIT. Unless exempted by our board of directors, no person may own more than 9.8% in value of our outstanding capital stock or more than 9.8% in value or number of shares, whichever is more restrictive, of our outstanding common stock. A person that did not acquire more than 9.8% of our shares may become subject to our charter restrictions if redemptions by other stockholders cause such person’s holdings to exceed 9.8% of our outstanding shares. Our 9.8% ownership limitation may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for our stockholders.

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

If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

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

Because real estate investments are illiquid, it could be difficult for us to promptly sell one or more of our properties on favorable terms. This may limit our ability to change our portfolio promptly in response to adverse changes in the performance of any such property or economic or market trends. In addition, federal tax laws that impose a 100% excise tax on gains from sales of dealer property by a REIT (generally, property held for sale, rather than investment) could limit our ability to sell properties and may affect our ability to sell properties without adversely affecting returns to our stockholders. These restrictions could adversely affect our ability to achieve our investment objectives.

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

We may negotiate longer-term leases, which may allow tenants to renew the lease with pre-defined rate increases. If we do not accurately judge the potential for increases in market rental rates, we may set the rental rates of these long-term leases at levels such that even after contractual rental increases, the resulting rental rates are less than then-current market rental rates. Further, we may be unable to terminate those leases or adjust the rent to then-

prevailing market rates. As a result, our income and distributions to our stockholders could be lower than if we did not enter into long-term leases.

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

We have co-invested with an affiliate of our sponsor in the past and may co-invest with other affiliates or third parties in the future through partnerships or other entities, which we collectively refer to as joint ventures, acquiring non-controlling interests in or sharing responsibility for managing the affairs of the joint venture. In such event, we would not be in a position to exercise sole decision-making authority regarding the joint venture. Investments in joint ventures may, under certain circumstances, involve risks not present were a co-venturer not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their required capital contributions. Co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the co-venturer would have full control over the joint venture. Disputes between us and co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business. Consequently, actions by or disputes with co-venturers might result in subjecting properties owned by the joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our co-venturers.

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

We will be subject to interest rate risk with respect to our investments in fixed income securities such as preferred equity and debt securities, and to a lesser extent dividend paying common stocks. Interest rate risk is the risk that these types of securities will decline in value because of changes in market interest rates. Generally, when market interest rates rise, the fair value of such securities will decline. Our investment in such securities means that our NAV may decline if market interest rates rise.

During periods of rising interest rates, the average life of certain types of securities may be extended because of slower than expected principal payments. This may lock in a below-market interest rate, increase a given security’s duration and reduce the value of the security. This is known as extension risk. During periods of declining interest rates, an issuer may be able to exercise an option to prepay principal earlier than scheduled, which is generally known as “call risk” or “prepayment risk.” If this occurs, we may be forced to reinvest in lower yielding securities. This is known as “reinvestment risk.” Preferred equity and debt securities frequently have call features that allow the issuer to redeem such securities prior to their stated maturity. An issuer may redeem an obligation if the issuer can refinance the debt at a lower cost due to declining interest rates or an improvement in the credit standing of the issuer. These risks may reduce the value of our securities investments.

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

Subject to any limitations required to qualify as a REIT or as otherwise imposed by other applicable regulations, we may seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements, such as interest rate cap or collar agreements and interest rate swap agreements. These agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements and that these arrangements may not be effective in reducing our exposure to interest rate changes. These interest rate hedging arrangements may create additional assets or liabilities from time to time that may be held or liquidated separately from the underlying property or loan for which they were originally established.  Hedging may reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes may materially adversely affect our ability to achieve our investment objectives.

Federal Income Tax Risks

Failure to qualify as a REIT would have significant adverse consequences to us.

Alston & Bird LLP has rendered an opinion to us that we have been organized in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code, or the Code, and that our proposed method of operations will enable us to meet the requirements for qualification and taxation as a REIT commencing with our taxable year ending December 31, 2012, the year in which our escrow period concluded. This opinion is based upon, among other things, our representations as to the manner in which we are and will be owned and the manner in which we will invest in and operate assets. However, our qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Code. Alston & Bird LLP will not review our compliance with the REIT qualification standards on an ongoing basis, and we may fail to satisfy the REIT requirements in the future. Also, this opinion represents the legal judgment of Alston & Bird LLP based on the law in effect as of the date of the opinion. The opinion of Alston & Bird LLP is not binding on the Internal Revenue Service, or IRS, or the courts. Future legislative, judicial or administrative changes to the federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT. If the IRS determines that we do not qualify as a REIT or if we qualify as a REIT and subsequently lose our REIT qualification, we will be subject to serious tax consequences that would cause a significant reduction in our cash available for distribution for each of the years involved because:

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

Currently, the maximum U.S. federal income tax rate for “qualifying dividends” payable by U.S. corporations to individual U.S. stockholders is 20%.  However, ordinary dividends payable by REITs are generally not eligible for this reduced rate.

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

Item 1B.                                                Unresolved Staff Comments

None.

Item 2.                   Properties

As of December 31, 2012, we have the following investments:

Darien Property

The Darien Property, located in Darien, Connecticut, is 100% owned by CPPT Darien LLC, a wholly owned subsidiary of our operating partnership.  We acquired the Darien Property on October 31, 2012 for a gross purchase price of $7,200,000 in cash, exclusive of closing costs. The Darien Property is an 18,754 square foot, single-tenant medical office building constructed in 1997 and expanded in 2008.  The Darien Property is 100% leased to Stamford Health System, Inc., a not-for-profit provider of comprehensive healthcare services with a Fitch credit rating of A, pursuant to a non-cancelable, triple-net lease, whereby the tenant is responsible for paying the operating expenses of the Darien Property, which expires on November 30, 2023.  As of December 31, 2012, the base rent per year was $459,473, or approximately $24.50 per square foot.  In 2013 and in 2018, the tenant’s base rent will adjust based on changes in the consumer price index. The lease is subject to one optional renewal period of five years. During the renewal period, the base rent would be the greater of the base rent as of November 30, 2023 or 95% of the fair market value rents for the Darien Property or a substantially similar property located in Darien.

Lehigh Valley South

CPPT Lehigh LLC, or CPPT Lehigh, a wholly owned subsidiary of our operating partnership, acquired a 50% ownership in Lehigh Valley South and LIT Industrial Limited Partnership, or LIT, a limited partnership indirectly owned by Lion Industrial Trust, a privately held REIT managed by our sponsor, acquired the remaining 50% ownership in Lehigh Valley South, located in Macungie, Pennsylvania.  Lehigh Valley South was acquired by the joint venture on October 18, 2012 for a total purchase price of $19,687,500, exclusive of closing costs.  CPPT Lehigh paid $9,843,750 in cash for its ownership interest and LIT made a contribution of its 50% interest in the property.  Lehigh Valley South is comprised of a 24.7 acre parcel of land with a 315,000 square foot, warehouse/distribution building that features 54 dock doors, two drive-in doors, ample trailer parking and 32 feet of usable height inside the warehouse. Lehigh Valley South was built in 2008 and is currently leased to two tenants, Barry Callebaut U.S.A. LLC, or Barry Callebaut, and Quality Packaging Specialists International, LLC, or QPSI, with an average remaining lease term of approximately eight years. Both leases are triple net leases, whereby the tenants are responsible for paying the operating expenses of Lehigh Valley South, pursuant to which the tenants are responsible for the operating expenses of the property.  As of December 31, 2012, Barry Callebaut had a base rent of $4.88 per square foot per year and QPSI had a base rent of $4.40 per square foot per year.

Item 3.                                                         Legal Proceedings

We are not a party to any material pending legal proceedings.

Item 4.                                                         Mine Safety Disclosures

None.

PART II

Item 5.                                                         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Stockholder Information

As of March 14, 2013, 39,064 Class A common shares, 1,252,637 Class W common shares, and 125 shares of preferred stock were issued and outstanding.

Market Information

There is no established public trading market for our shares of common stock and none is expected to develop.  We do not intend to list our shares of common stock for trading on an exchange or other trading market.  Accordingly, our stockholders may not sell their shares unless the buyer meets the applicable suitability and minimum purchase requirements. In addition, our charter prohibits the ownership of more than 9.8% in value of our outstanding capital stock (which includes common stock and preferred stock we may issue) and more than 9.8% in value or number of shares, whichever is more restrictive, of our outstanding common stock, unless exempted by our board of directors. Consequently, there is the risk that our stockholders may not be able to sell their shares at a time or price acceptable to them.

We have engaged an independent valuation expert which has the expertise in appraising real estate assets, to provide, on a rolling quarterly basis, valuations of each of our real estate assets to be set forth in individual appraisal reports, and to adjust those valuations for events known to the independent valuation expert that it believes are likely to have a material impact on previously provided estimates of the value of the affected commercial real estate assets.  In addition, our assets will include real estate related assets, which will be priced daily by third party pricing sources and cash and cash equivalents.

At the end of each trading day, after taking into consideration additional contributions, redemptions, distribution reinvestments, any change in our aggregate NAV (whether an increase or decrease) will be allocated among each class of shares based on each class’s relative percentage of the aggregate NAV.  Changes in our daily NAV will reflect factors including, but not limited to, our portfolio income, interest expense, unrealized/realized gains (losses) on assets, and accruals for the advisory fee and dealer manager fee.  The portfolio income will be calculated and accrued on the basis of data extracted from (1) the prior month’s actual realized income and expenses for each property and at the fund level, including organization and offering expenses incurred following the escrow period and certain operating expenses, (2) material, unbudgeted nonrecurring income and expense events such as capital expenditures, prepayment penalties, assumption fees, tenant buyouts, lease termination fees and tenant turnover with respect to our properties when our advisor becomes aware of such events and the relevant information is available and (3) material property acquisitions and dispositions occurring during the month. During the ramp-up period, we will not accrue in NAV any operating, organization or offering expenses that are paid or reimbursed, or expected to be paid on reimbursed, by our sponsor until we become obligated to reimburse our sponsor for such amounts.  NAV per share for each class is calculated by dividing such class’s NAV at the end of each trading day by the number of shares outstanding for that class on such day.  Our NAV is not audited by our independent registered public accounting firm.

Our goal is to provide a reasonable estimate of the market value of our shares.  However, the majority of our assets will consist of real estate assets and, as with any real estate valuation protocol, the conclusions reached by our independent valuation expert will be based on a number of judgments, assumptions and opinions about future events that may or may not prove to be correct.  The use of different judgments, assumptions or opinions would likely result in different estimates of the value of our real estate investments.  In addition, on any given day, our published NAV per share may not fully reflect certain material events, to the extent that the financial impact of such events in our portfolio is not immediately quantifiable.  As a result, the daily calculation of our NAV per share may not reflect the precise amount that might be paid for a stockholder’s shares in a market transaction, and any potential disparity in our NAV per share may be in favor of either stockholders who redeem their shares, or stockholders who buy new shares, or existing stockholders.

Share Redemption Plan

We have adopted a redemption plan whereby on a daily basis stockholders may request the redemption of all or any portion of their shares beginning on the first day of the calendar quarter following the conclusion of the escrow period. The redemption price per share will be equal to our NAV per share of the class of shares being redeemed on the date of redemption.

Under our redemption plan, the total amount of net redemptions during any calendar quarter is limited to shares whose aggregate value (based on the redemption price per share on the day the redemption is effected) is 5% of the combined NAV of both classes of shares, calculated as of the last day of the previous calendar quarter, which means that our net redemptions will be limited to approximately 20% of our total NAV in any 12 month period.  We use the term “net redemptions” to mean the excess of our share redemptions (capital outflows) over our share purchases (capital inflows) in our offering. As a result, redemptions will count against the 5% cap during a calendar quarter only to the extent the aggregate value of share redemptions during the quarter exceeds the aggregate value of share purchases in the same quarter. Measuring redemptions on a net basis allows us to provide our stockholders with more liquidity during quarters in which we are experiencing inflows of capital. Thus, on any business day during a calendar quarter, the maximum amount available for redemptions for that quarter will be equal to (1) 5% of the combined NAV of both classes of shares, calculated as of the last day of the previous calendar quarter, plus (2) proceeds from sales of new shares in our offering (including reinvestment of distributions) since the beginning of the current calendar quarter, less (3) redemption proceeds paid since the beginning of the current calendar quarter.  The quarterly redemption limitation will be monitored each business day by our transfer agent, which has access to daily updated information on the proceeds from sales of new shares in our offering and the redemption proceeds paid by us. If the quarterly redemption limitation is reached during a given day, we will cease accepting redemption requests for the remainder of the quarter, regardless of additional share purchases by investors in our offering for the remainder of such quarter.  The combined NAV of both share classes at December 31, 2012 was $12,429,448 resulting in a first quarter 2013 cap of $621,472.

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

Our board of directors has the discretion to suspend or modify the redemption plan if (1) it determines that such action is in the best interests of our stockholders, (2) it determines that it is necessary due to regulatory changes or changes in law or (3) it becomes aware of undisclosed material information that it believes should be publicly disclosed before shares are redeemed. In addition, our board of directors may suspend the offering or the redemption plan, if it determines that the calculation of NAV is materially incorrect or there is a condition that restricts the valuation of a material portion of our assets.

Distribution Information

We intend to declare and make distributions on a quarterly basis on each class of our common stock.  For purposes of calculating our NAV to account for any declared distributions, our advisor will accrue as our liability on the day after the record date (the distribution adjustment date) the amount of the declared distributions. Distributions will be payable only to stockholders of record on the business day immediately preceding the distribution adjustment date.

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

Generally, our policy will be to pay distributions from cash flow from operations. However, we may pay distributions from any other source, including, without limitation, the sale of assets, borrowings, the net proceeds from our offering, the issuance of additional securities expense support payments from our sponsor, and the deferral of fees and expense reimbursements by our advisor in its sole discretion. We expect that our cash flow from operations available for distribution will be lower during the early stages of our operations until we have raised significant capital and made substantial investments. Further, because we may receive income at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund expenses, we expect that during the early stages of our operations and from time to time thereafter, we may declare distributions in anticipation of cash flow that we expect to receive during a later period and these distributions would be paid in advance of our actual receipt of these funds. In these instances, we expect to look to third party borrowings and offering proceeds to fund our distributions.

On October 31, 2012, our board of directors authorized and declared cash distributions for the period commencing on November 1, 2012 and ending on December 31, 2012 for each share of the Company’s Class A and Class W common stock outstanding as of December 28, 2012.  Both distributions were paid on January 2, 2013. Holders of Class W shares received an amount equal to $0.09167 per share, and holders of Class A shares received an amount equal to $0.09140 per share ($0.09167 per share less an amount calculated at the end of the distribution period equal to the class-specific expenses incurred during the distribution period that are allocable to each Class A share.)  Each distribution equates to an annualized yield of 5.5% (before class-specific expenses on the Class A shares) assuming an initial share price of $10.00 as of November 1, 2012.

Use of Proceeds from Sales of Registered Securities and Unregistered Sales of Equity Securities

We were initially capitalized with a $200,000 cash contribution from our sponsor on November 10, 2009 in exchange for 20,000 shares of our Class A common stock. The issuance of our Class A shares to our sponsor was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof for transactions not involving a public offering.

On May 16, 2011, our Registration Statement on Form S-11 (File No. 333-164777), covering our offering up to $2,250,000,000 of shares of our common stock, consisting of up to $2,000,000,000 of shares in our primary offering and up to $250,000,000 of shares pursuant to our distribution reinvestment plan, was initially declared effective under the Securities Act by the SEC. On October 17, 2012, Clarion Partners CPPT Coinvestment, LLC, a wholly owned subsidiary of our sponsor purchased 1,020,000 shares of our Class W common stock for $10.00 per share, or $10,200,000 in the aggregate, pursuant to a private placement.  On November 1, 2012, following the approval of our board of directors to break escrow, we received an additional $1,460,713 in public offering proceeds from the sale of shares of our common stock.  As of December 31, 2012, we had 1,236,761 shares of common stock outstanding for total gross proceeds of $12,371,715.

ING Investments Distributor, LLC, our dealer manager, serves as the dealer manager for our offering and is responsible for the marketing of our shares. As of December 31, 2012, we had incurred dealer manager fees of $1,417 and distribution fees of $41.

As of December 31, 2012, we had invested $7.2 million in gross real estate assets and $5.2 million in a joint venture investment.

Item 6.         Selected Financial Data.

The following data should be read in conjunction with our consolidated financial statements and the notes thereto and “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. The selected financial data presented below was derived from our consolidated financial statements.

	December 31, 2012	December 31, 2011
Balance Sheet Data:
Total assets	$17,248,136	$272,073
Total liabilities	$11,588,092	$424,615
Total stockholders’ equity	$5,660,044	$(152,542)

	Year Ended December 31, 2012	Year Ended December 31, 2011
Operating Data:
Total revenue	$110,438	$—
Operating loss	$(3,081,226)	$(352,542)
Net loss	$(2,793,595)	$(352,542)
Cash Flow Data:
Net cash used in operating activities	$(114,521)	$—
Net cash used in investing activities	$(12,404,117)	$—
Net cash provided by financing activities	$16,026,229	$—
Per Common Share Data:
Net loss — basic and diluted	$(10.88)	$(17.63)
Distributions declared(1)	$.09	$—
Weighted average shares outstanding — basic and diluted	256,809	20,000

(1) Distributions declared per common share at a rate of 0.09167 for Class W common shares, and distributions declared per common share at a rate of $0.09140 for Class A common shares ($0.09167 per share less an amount calculated at the end of the distribution period equal to the class-specific expenses incurred during the distribution period that are allocable to each Class A share).

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

Overview

Clarion Partners Property Trust Inc. was formed as a Maryland corporation on November 3, 2009 for the purpose of investing primarily in a diversified portfolio of income-producing real estate properties and other real estate related assets. As used herein, the terms “we,” “our” and “us” refer to Clarion Partners Property Trust Inc. We intend to qualify as a real estate investment trust, or REIT, for federal tax purposes beginning with the taxable year ending December 31, 2012. As of December 31, 2012, we owned one property comprising of 18,754 rentable square feet of medical office space, in addition to a 315,000 rentable square foot industrial property, which we own 50% with a related party.  As of December 31, 2012, these properties were 100% leased.

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

Shares are to be sold at our net asset value, or NAV, per share for the applicable class of shares, plus, for Class A shares only, applicable selling commissions. Each class of shares will have a different NAV per share because certain fees are charged differently with respect to each class.

On October 17, 2012, Clarion Partners CPPT Coinvestment, LLC, a wholly owned subsidiary of our sponsor purchased 1,020,000 shares of our Class W common stock for $10.00 per share, or $10,200,000 in the aggregate, pursuant to a private placement.  On November 1, 2012, following the approval of our board of directors, we broke escrow and received an additional $1,460,713 in public offering proceeds from the sale of shares of our common stock.  Going forward, the per share purchase price of our common stock will vary from day-to-day, and on any given business day will be equal to our NAV divided by the number of shares of our common stock outstanding as of the end of business on such day.

Results of Operations

For the year ended December 31, 2012, we incurred a net loss of approximately $2.8 million primarily representing cumulative general and administrative costs incurred from inception consisting primarily of legal, accounting, printing fees and compensation for our independent directors and organizational costs, which as a result of breaking escrow on November 1, 2012, we have now recorded on our consolidated financial statements.

Our advisor and our dealer manager funded our organization and offering expenses incurred on our behalf through the escrow period.  In addition, our advisor funded our operating expenses through the escrow period, including, without limitation, director compensation, insurance, and legal, accounting, tax and consulting fees. We have agreed to reimburse our advisor and our dealer manager for these expenses ratably on a monthly basis over the period that begins 12 months after the end of the escrow period and ends 60 months after the end of the escrow period. Our advisor has funded our organizational costs, offering costs and operating expenses through our escrow break totaling approximately $6.4 million. We will reimburse our advisor and our dealer manager for any offering expenses incurred after the end of the escrow period by our advisor and our dealer manager on our behalf as and when incurred.

On November 5, 2012, we entered into an expense support agreement with our sponsor.  Pursuant to the terms of this agreement, commencing with the partial quarter ending December 31, 2012 and on a quarterly basis thereafter, our sponsor may, in its sole discretion, reimburse us for, or pay on our behalf, all or a portion of our organization, offering and operating expenses.  For the partial quarter ending December 31, 2012, our sponsor has agreed to fund a portion of our organization, offering and operating expenses we have incurred for that period.  As such, we recognized a receivable from our sponsor of $475,484.

We intend to qualify as a REIT for federal income tax purposes for the year ended December 31, 2012.  If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year after the taxable year in which we initially elect to be taxed as a REIT, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is denied. Failing to qualify as a REIT could materially and adversely affect our net income.

Portfolio Information

As of December 31, 2012, we had the following investments:

Darien Property

The Darien Property is 100% owned by CPPT Darien LLC, a wholly owned subsidiary of our operating partnership.  We acquired the Darien Property on October 31, 2012 for a gross purchase price of $7,200,000 in cash, exclusive of closing costs. The Darien Property is an 18,754 square foot, single-tenant medical office building constructed in 1997 and expanded in 2008.  The Darien property is 100% leased to Stamford Health System, Inc., a not-for-profit provider of comprehensive healthcare services with a Fitch credit rating of A, pursuant to a non-cancelable, triple-net lease that expires on November 30, 2023.  As of December 31, 2012, the base rent per year was $459,473, or approximately $24.50 per square foot.  In 2013 and in 2018, the tenant’s base rent will adjust based on changes in the consumer price index. The lease is subject to one optional renewal period of five years. During the renewal period, the base rent would be the greater of the base rent as of November 30, 2023 or 95% of the fair market value rents for the Darien Property or a substantially similar property located in Darien.

Lehigh Valley South

CPPT Lehigh LLC, or CPPT Lehigh, a wholly owned subsidiary of our operating partnership, acquired a 50% ownership in Lehigh Valley South and LIT Industrial Limited Partnership, or LIT, a limited partnership indirectly owned by Lion Industrial Trust, a privately held REIT managed by our sponsor, acquired the remaining 50% ownership in Lehigh Valley South.  Lehigh Valley South was acquired on October 18, 2012 for a total purchase price of $19,687,500, exclusive of closing costs.  CPPT Lehigh paid $9,843,750 in cash for its ownership interest and LIT made a contribution of its 50% interest in the property.  Lehigh Valley South is comprised of a 24.7 acre parcel of land with a 315,000 square foot, warehouse/distribution building that features 54 dock doors, two drive-in doors, ample trailer parking and 32 feet of usable height inside the warehouse. Lehigh Valley South was built in 2008 and is currently leased to two tenants, Barry Callebaut U.S.A. LLC, or Barry Callebaut, and Quality Packaging Specialists International, LLC, or QPSI, with an average remaining lease term of approximately eight years. Both leases are triple net leases pursuant to which the tenants are responsible for the operating expenses of the property.  As of December 31, 2012, Barry Callebaut had a base rent of $4.88 per square foot per year and QPSI had a base rent of $4.40 per square foot per year.

Liquidity and Capital Resources

Our primary needs for liquidity and capital resources are to fund our investments, to make distributions to our stockholders, to redeem shares of our common stock pursuant to our redemption plan, to pay our offering and operating fees and expenses and to pay interest on any indebtedness we may incur. We anticipate our offering and operating fees and expenses will include, among other things, the advisory fee that we will pay to our advisor, the dealer manager fee and distribution fee we will pay to our dealer manager, legal and audit expenses, federal and state filing fees, printing expenses, transfer agent fees, insurance, marketing and distribution expenses and fees related to appraising and managing our properties.

On November 5, 2012, we entered into an expense support agreement with our sponsor whereby our sponsor, in its sole discretion, will reimburse us for, or pay on our behalf of, all or a portion of our total operating expenses, and any additional organization and offering expenses we may incur.   Our sponsor has agreed to fund a portion of our organization, offering and operating expenses we have incurred for the partial period ending December 31, 2012.  From and after the quarter in which we raise $350.0 million in cumulative gross offering proceeds, we are required to reimburse our sponsor for these costs in the amount of $250,000 per quarter.

Our advisor will incur certain of these expenses and fees, for which we will reimburse our advisor, subject to certain limitations. We will reimburse our advisor for out-of-pocket expenses in connection with providing services to us, including our allocable share of our advisor’s overhead, such as rent, utilities and personnel costs for employees whose primary job function relates to our business provided, that our advisor does not currently intend to seek reimbursement for any portion of the compensation payable to our officers.

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

Borrowing Policies

We intend to use a conservative amount of financial leverage to provide additional funds to support our investment activities. We expect that after we have acquired a substantial portfolio of diversified investments, our leverage ratio will be approximately 35% to 40% of the gross value of our assets, inclusive of property and entity level debt. During the period when we are beginning our operations, we may employ greater leverage in order to more quickly build a diversified portfolio of assets. Our board of directors may from time to time modify our borrowing policy in light of then-current economic conditions, the relative costs of debt and equity capital, the fair values of our properties, general conditions in the market for debt and equity securities, growth and acquisition opportunities or other factors. Our charter restricts the amount of indebtedness that we may incur to 300% of our net assets, which approximates 75% of the cost of our investments, but does not restrict the amount of indebtedness we may incur with respect to any single investment. Notwithstanding the foregoing, our aggregate indebtedness may exceed the limit set forth in our charter, but only if such excess is approved by a majority of our independent directors. As of December 31, 2012, we had $3,960,000 of outstanding long-term indebtedness secured by the Darien Property.  In addition, our joint venture investment has $10,400,000 of outstanding long-term indebtedness secured by Lehigh Valley South.

Related Party Transactions

Advisory Agreement

We will pay our advisor an advisory fee equal to a fixed component that accrues daily in an amount equal to 1/365th of 0.90% of our NAV for each class for such day. The fixed component of the advisory fee is payable quarterly in arrears.  Such amounts recorded for the year ended December 31, 2012 totaled $17,407.

Additionally, we will pay a performance component calculated for each class on the basis of the total return to stockholders of the class in any calendar year, such that for any year in which the our total return per share allocable to such class exceeds 6% per annum, our advisor will receive 25% of the excess total return allocable to that class; provided that in no event will the performance component exceed 10% of the aggregate total return allocable to such class for such year.  In the event our NAV per share for either class or common stock decreases below $10.00, any increase in NAV per share to $10.00 with respect to that class will not be included in the calculation of the performance component.  The performance component is payable annually in arrears.  No performance fee was recorded for the year ended December 31, 2012.

Investment in Non-Consolidated Joint Venture

On October 18, 2012, CPPT Lehigh LLC, our wholly owned subsidiary, entered into a joint venture agreement with LIT Industrial Limited Partnership, a limited partnership indirectly owned by Lion Industrial Trust, a privately held REIT managed by our sponsor, to form a joint venture for the purpose of purchasing and operating a property known as Lehigh Valley South.  The Company’s board of directors, including the independent directors not otherwise interested in the transaction, approved the joint venture and its terms as being fair and reasonable to the Company and on substantially the same terms and conditions as those received by other joint venturers.

Private Placement

On October 17, 2012, Clarion Partners CPPT Coinvestment, LLC, a wholly owned subsidiary of our sponsor purchased 1,020,000 shares of our Class W common stock for $10.00 per share, or $10,200,000 in the aggregate, pursuant to a private placement.

Expense Support Agreement

On November 5, 2012, we entered into an expense support agreement with our sponsor.  Pursuant to the terms of this agreement, commencing with the partial quarter ending December 31, 2012 and on a quarterly basis thereafter, our sponsor may, in its sole discretion, reimburse us for, or pay on our behalf, all or a portion of our organization, offering and operating expenses.  For the partial quarter ending December 31, 2012, our sponsor has agreed to fund a portion of our organization, offering and operating expenses totaling $475,484.  Once we raise $350.0 million in gross offering proceeds, we are required to reimburse our sponsor for these costs in the amount of $250,000 per quarter.

Dilution

Our net tangible book value per share is a mechanical calculation using amounts from our balance sheet. It is calculated as the total book value of our tangible assets (excluding intangible assets, such as deferred costs, goodwill and any other asset that cannot be sold separately from all other assets of the business, as well as intangible assets for which recovery of book value is subject to significant uncertainty or illiquidity), less our liabilities. It assumes that the value of real estate, and real estate related assets and liabilities diminish predictably over time as shown through the depreciation and amortization of real estate investments.  Real estate values have historically risen or fallen with market conditions.  Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share.  It is not intended to reflect the value of our assets upon an orderly liquidation in accordance with our investment objectives.  Our net tangible book value reflects dilution of our common stock from the issue price as a result of (i) operating losses, which reflect accumulated depreciation and amortization of real estate investments, loan costs, acquisition costs, and unrealized losses related to our interest rate swaps, and (ii) our cumulative organization, offering and operating expenses incurred from inception which are now reflected as a payable due to our sponsor on our consolidated balance sheets.  As of December 31, 2012, our net tangible book value per share was $4.49, compared with our offering price per share on December 31, 2012 of $10.05 (plus selling commissions for Class A shares only).

Critical Accounting Policies

Below is a discussion of the accounting policies that management believes are critical to operate. We consider these policies critical because they involve significant judgments and assumptions and require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. Our accounting policies have been established to conform with generally accepted accounting principles in the United States, or GAAP. The preparation of the financial statements in accordance with GAAP requires management to use judgment in the application of such policies. Such judgment affects the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

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

Revenue Recognition

Our revenues, which are expected to be substantially derived from rental income, include rental income that our tenants pay in accordance with the terms of their respective leases reported on a straight line basis over the initial lease term of each lease. Since we anticipate that many of our leases will provide for rental increases at specified intervals, straight line basis accounting requires us to record as an asset and include in revenues, unbilled rent receivables which we will only receive if the tenant makes all rent payments required through expiration of the initial term of the lease. Accordingly, management must determine, in its judgment, that the unbilled rent receivable applicable to each specific tenant is collectible. We will review unbilled rent receivables and take into consideration the tenant’s payment history and the financial condition of the tenant. In the event that the collectability of an unbilled rent receivable is in doubt, we are required to take a reserve against the receivable or a direct write off of the receivable, which will have an adverse effect on earnings for the year in which the reserve or direct write off is taken.

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

Item 7A.            Quantitative and Qualitative Disclosures About Market Risk

We may be exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the acquisition, expansion and refinancing of our real estate investment portfolio and operations. We may also be exposed to the effects of changes in interest rates as a result of the acquisition and origination of mortgage, mezzanine, bridge and other loans. Our profitability and the value of our investment portfolio may be adversely affected during any period as a result of interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We may manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level. In addition, we may utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments.  As of December 31, 2012, we had $3,960,000 of variable rate debt financing, which we have hedged with an interest rate swap.

Item 8.         Financial Statements and Supplementary Data

See the Index to Financial Statements at page F-1 of this report.

Item 9.         Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

Item 9A.                                                Controls and Procedures

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

Our chief executive officer and chief financial officer, together with other members of our management, after conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under Exchange Act), concluded that our disclosure controls and procedures were effective [in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in our reports that we file or submit under the Exchange Act].

We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f).  Under the supervision and participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on that evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2012.

The rules of the SEC do not require nor does this Annual Report include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                                                Other information

None.

PART III

Item 10.                                                  Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be set forth in our Definitive Proxy Statement for our 2013 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, on or prior to April 30, 2013 (the “2013 Proxy Statement”), and is incorporated herein by reference.

Item 11.                                                  Executive Compensation

The information required by Item 11 will be set forth in the 2013 Proxy Statement and is incorporated herein by reference.

Item 12.                                                  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be set forth in the 2013 Proxy Statement and is incorporated herein by reference.

Item 13.                                                  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be set forth in the 2013 Proxy Statement and is incorporated herein by reference.

Item 14.                                                  Principal Accounting Fees and Services

The information regarding principal accounting fees and services and the audit committee’s pre-approval policies and procedures required by this Item 14 is incorporated herein by reference to the 2013 Proxy Statement.

PART IV

Item 15.                                                  Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

See the Index to Financial Statements at page F-1 of this report.

(a)(2) Financial Statement Schedules

Schedule III — Real Estate Assets and Accumulated Depreciation	S-1

Consolidated Financial Statements and Report of Ernst & Young LLP Independent Registered Accounting Firm for LIT/CPPT Lehigh Venture LLC

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

(a)(3) Exhibits

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index (following the signatures section of this Annual Report) are included herewith.

(b) Exhibits

See Item 15(a)(3) above.

(c) Financial Statement Schedule

See Item 15(a)(2) above.

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

The registrant will deliver to its stockholders a copy of its annual report, which will consist solely of this Annual Report on Form 10-K and, therefore, will not be furnished to the SEC. The registrant intends to deliver the 2013 Proxy Statement to its stockholders subsequent to the filing of this report. Copies of the 2013 Proxy Statement will be furnished to the SEC when it is delivered to the stockholders.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

of Clarion Partners Property Trust Inc.

We have audited the accompanying consolidated balance sheets of Clarion Partners Property Trust Inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended.  Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clarion Partners Property Trust Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

New York, New York
March 14, 2013

Clarion Partners Property Trust Inc.

Consolidated Balance Sheets

	December 31, 2012	December 31, 2011
Assets
Investment in real estate:
Land	$1,336,000	$—
Building and improvements, less accumulated depreciation of $26,019	4,424,981	—
Acquired intangible lease assets, less accumulated amortization of $29,850	1,955,150	—
Total investment in real estate assets, net	7,716,131	—
Investment in non-consolidated joint venture	5,075,567	—
Cash and cash equivalents	3,707,591	200,000
Due from affiliate	476,877	—
Prepaid expenses	170,000	67,500
Other assets	—	4,573
Deferred financing costs, less accumulated amortization of $3,516	101,970	—
Total assets	$17,248,136	$272,073

Liabilities and Stockholders’ Equity

Due to affiliates	$6,516,616	$424,615
Mortgage payable	3,960,000	—
Acquired below market lease intangibles, less accumulated amortization of $8,602	563,399	—
Accrued expenses	378,312	—
Distributions payable	110,462	—
Derivative financial instrument	59,303	—
Total liabilities	$11,588,092	$424,615

Stockholders’ equity:
Preferred stock, $0.01 par value per share (50,000,000 shares authorized, none issued)	$—	$—
Common stock, $0.01 par value per share (700,000,000 Class A shares authorized, 24,850 and 20,000 Class A shares issued and outstanding at December 31, 2012 and 2011, respectively)	249	200
Common stock, $0.01 par value per share (300,000,000 Class W shares authorized, 1,211,911 and 0 Class W shares issued and outstanding at December 31, 2012 and 2011, respectively)	12,119	—
Additional paid-in capital	8,904,275	199,800
Accumulated deficit	(3,256,599)	(352,542)
Total stockholders’ equity	5,660,044	(152,542)

Total liabilities and stockholders’ equity	$17,248,136	$272,073

See Notes to Consolidated Financial Statements.

Clarion Partners Property Trust Inc.

Consolidated Statements of Operations

	Year Ended December 31, 2012	Year Ended December 31, 2011
Revenues:
Rental revenues	$86,439	$—
Tenant reimbursement income	23,999	—
Total revenue	110,438	—

Expenses:
General and administrative expenses	2,214,680	352,542
Organization costs	778,660	—
Property operating expenses	23,999	—
Advisory fees	17,407	—
Acquisition related expenses	74,682	—
Depreciation and amortization	55,869	—
Interest expense	26,367	—
Total operating expenses	3,191,664	352,542
Loss from continuing operations before equity loss from non-consolidated joint venture and expense support	(3,081,226)	(352,542)
Equity loss from non-consolidated joint venture	(128,550)	—
Unrealized loss on derivative financial instrument	(59,303)	—
Expense support	475,484	—
Net loss	$(2,793,595)	$(352,542)

Weighted average number of common shares outstanding:
Basic and diluted	256,809	20,000

Net loss per common share
Basic and diluted	$(10.88)	$(17.63)

See Notes to Consolidated Financial Statements.

Clarion Partners Property Trust Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock Class A		Common Stock Class W		Additional		Total
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity

Balance at January 1, 2011	20,000	$200	—	$—	$199,800	$—	$200,000
Issuance of common stock	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(352,542)	(352,542)
Balance at December 31, 2011	20,000	200	—	—	199,800	(352,542)	(152,542)
Issuance of common stock	4,850	49	1,211,911	12,119	12,159,547	—	12,171,715
Distributions to stockholders	—	—	—	—	—	(110,462)	(110,462)
Dealer manager fee	—	—	—	—	(1,417)	—	(1,417)
Distribution fee	—	—	—	—	(41)	—	(41)
Other offering costs	—	—	—	—	(3,453,614)	—	(3,453,614)
Net loss	—	—	—	—	—	(2,793,595)	(2,793,595)
Balance at December 31, 2012	24,850	$249	1,211,911	$12,119	$8,904,275	$(3,256,599)	$5,660,044

See Notes to Consolidated Financial Statements.

Clarion Partners Property Trust Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31, 2012	Year Ended December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,793,595)	$(352,542)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity loss from non-consolidated joint venture	128,550	—
Non-cash revenue for below market lease	(8,602)	—
Amortization of deferred financing costs	3,516	—
Depreciation and amortization	55,869	—
Unrealized loss on derivative financial instrument	59,303	—
Changes in assets and liabilities:
Due from affiliate	(476,877)	—
Prepaid expenses	(102,500)	(67,500)
Other assets	4,573	(4,573)
Due to affiliate	2,638,387	424,615
Accrued expenses	376,855	—
Net cash used in operating activities	(114,521)	—

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate asset	(7,200,000)	—
Contributions to non-consolidated joint venture investment	(10,301,431)	—
Distributions from non-consolidated joint venture investment	5,097,314	—
Net cash used in investing activities	(12,404,117)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	12,171,715	—
Proceeds from mortgage note payable	3,960,000	—
Deferred financing costs paid	(105,486)	—
Net cash provided by financing activities	16,026,229	—

Net increase in cash and cash equivalents	3,507,591	—
Cash and cash equivalents, beginning of year	200,000	200,000
Cash and cash equivalents, end of year	$3,707,591	$200,000

SUPPLEMENTAL DISCLOSURES OF FINANCING ACTIVITIES:
Distributions declared and unpaid	$110,462	$—

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$11,928	$—

See Notes to Consolidated Financial Statements.

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements

December 31, 2012

1. Organization and Offering

Clarion Partners Property Trust Inc. (the “Company”), was formed on November 3, 2009 as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes for the year ended December 31, 2012. Substantially all of the Company’s business is conducted through CPT Real Estate LP, the Company’s operating partnership (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership and has contributed $199,000 to the Operating Partnership in exchange for its general partner interest. The initial limited partner of the Operating Partnership is CPT OP Partner LLC (“CPT OP Partner”), a wholly owned subsidiary of the Company, which has contributed $1,000 to the Operating Partnership. On May 16, 2011, the Company’s Registration Statement on Form S-11, as amended (File No. 333-164777) (the “Registration Statement”), for its initial public offering (the “Offering”) was declared effective by the Securities and Exchange Commission (the “SEC”).

The Company was organized to invest primarily in a diversified portfolio of (1) income-producing properties which may include office, industrial, retail, multifamily residential, hospitality and other real property types, (2) debt and equity interests backed principally by real estate (collectively, “real estate related assets”) and (3) cash, cash equivalents and other short-term investments. As discussed in Note 11, the Company was initially capitalized by issuing 20,000 Class A shares of its common stock to Clarion Partners, LLC (“Clarion Partners” or the “Sponsor”), on November 10, 2009. The Company’s fiscal year end is December 31.

CPT Advisors, LLC (the “Advisor”), a wholly owned subsidiary of Clarion Partners, manages the day-to-day operations of the Company.

The Company is offering to the public, pursuant to its Registration Statement, up to $2,000,000,000 of shares of its common stock in its primary offering and up to $250,000,000 of shares of its common stock pursuant to its distribution reinvestment plan. The Company is offering to sell any combination of Class A and Class W shares of its common stock with a dollar value up to the maximum offering amount. The Company may reallocate the shares offered between the primary offering and the distribution reinvestment plan. From May 16, 2011, the first date on which the Company’s shares were offered for sale to the public (the “Initial Offering Date”), until (1) the Company has received purchase orders for at least $10,000,000 in any combination of Class A and Class W shares of its common stock (the “Minimum Offering Amount”) and (2) the Company’s board of directors has authorized the release of the escrowed funds to the Company by November 12, 2012 (the “Escrow Period”), the per-share purchase price for shares of the Company’s common stock will be $10.00, plus, for Class A shares only, applicable selling commissions.

On October 17, 2012, Clarion Partners CPPT Coinvestment, LLC (“CPPT Coinvestment”), a wholly owned subsidiary of the Sponsor purchased 1,020,000 shares of the Company’s Class W common stock for $10.00 per share, or $10,200,000 in the aggregate, pursuant to a private placement. On November 1, 2012, following the approval of the Company’s board of directors, the Company concluded the Escrow Period and had received an additional $1,460,713 in public offering proceeds from the sale of shares of common stock. As of December 31, 2012, the Company had 1,236,761 shares of common stock outstanding for total gross proceeds of $12,371,715.

As of December 31, 2012, the Company owns one medical office property located in Darien, Connecticut containing 18,754 rentable square feet, and a 50% owned joint venture investment, which owns an industrial property located in Macungie, Pennsylvania containing 315,000 rentable square feet. These properties are 100% leased at December 31, 2012.

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements (continued)

December 31, 2012

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Investment in and Valuation of Real Estate Assets

The Company is required to make subjective assessments as to the useful lives of its depreciable assets. The Company considers the period of future benefit of each respective asset to determine the appropriate useful life of the assets. Real estate assets are stated at cost, less accumulated depreciation and amortization. Amounts capitalized to real estate assets consist of the cost of acquisition, excluding acquisition related expenses, construction and any tenant improvements, major improvements and betterments that extend the useful life of the real estate and related assets and leasing costs. All repairs and maintenance are expensed as incurred.

Real estate assets, other than land, are depreciated or amortized on a straight-line basis. The estimated useful lives of the Company’s real estate and related assets by class are generally as follows:

Building	40 years
Building improvements	Shorter of remaining life of the building or useful life
Tenant improvements	Lesser of useful life or lease term
Intangible lease assets	Lesser of useful life or lease term

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions, and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, the Company will adjust the real estate and related assets and liabilities to their respective fair values and recognize an impairment loss. Generally fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. As of December 31, 2012, the Company had not identified any impairment indicators related to the Company’s properties.

When developing estimates of future cash flows, the Company makes assumptions such as future market rental rates subsequent to the expiration of current lease agreements, property operating expenses, terminal capitalization and discount rates, the number of months needed to re-lease the property, required tenant improvements and the number of years the property will be held for investment. The use of alternative assumptions in estimating future cash flows could result in a different assessment of the property’s future cash flows and a

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements (continued)

December 31, 2012

different conclusion regarding the existence of impairment, the extent of such loss, if any, as well as the carrying value of the real estate and related assets.

When a real estate asset is identified as held for sale, the Company will cease depreciation and amortization of the assets and related liabilities and estimate the fair value, net of selling costs. If, in management’s opinion, the estimated fair value of the asset, net of selling costs, is less than the net book value of the asset, an adjustment to the carrying value would be recorded to reflect the estimated fair value of the property, net of selling costs. No properties were identified as held for sale as of December 31, 2012.

Allocation of Purchase Price of Real Estate and Related Assets

Upon the acquisition of real properties, the Company allocates the purchase price to acquired tangible assets, consisting of land, buildings and improvements, and identified intangible assets and liabilities, consisting of the value of above market and below market leases and the value of in-place leases, based in each case on their fair values. Acquisition related expenses are expensed as incurred. The Company utilizes independent third parties or performs its own analysis to assist in the determination of the fair values of the tangible and intangible assets of an acquired property (which includes land and building).

Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease intangibles are amortized as a decrease to rental income over the remaining term of the lease. The capitalized below-market lease values will be amortized as an increase to rental income over the remaining term and any fixed rate renewal periods provided within the respective leases. In determining the amortization period for below-market lease intangibles, the Company initially will consider, and periodically evaluate on a quarterly basis, the likelihood that a lessee will execute the renewal option. The likelihood that a lessee will execute the renewal option is determined by taking into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.

The fair values of in-place leases include direct costs associated with obtaining a new tenant and opportunity costs associated with lost rentals which are avoided by acquiring a property with an in-place lease. Direct costs associated with obtaining a new tenant include commissions and other direct costs, and are estimated in part by utilizing information obtained from independent third parties and management’s consideration of current market costs to execute a similar lease. The intangible values of opportunity costs, which are determined using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease are capitalized as intangible lease assets and are amortized to expense over the lesser of the useful life or the remaining term of the respective leases. If a lease is terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.

The determination of the fair values of the real estate and related assets and liabilities acquired requires the use of significant assumptions with regard to the current market rental rates, rental growth rates, discount and capitalization rates, interest rates and other variables. The use of alternative estimates may result in a different allocation of the Company’s purchase price, which could impact the Company’s results of operations.

Investment in Non-Consolidated Joint Venture

The Company accounts for its investment in the non-consolidated joint venture under the equity method of accounting. Accordingly, the Company reports its share of net income (losses) from its investment in the non-consolidated joint venture in the accompanying consolidated financial statements.

A joint venture investment where (a) the Company is the managing member but does not exercise substantial operating control over the entity or (b) the entity is a variable interest entity (VIE) and the Company is not deemed

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements (continued)

December 31, 2012

to be the primary beneficiary, is accounted for using the equity method. If an entity is determined to be VIE, the Company consolidates the entity if it is deemed to be the primary beneficiary. The primary beneficiary is the entity that (a) has the power to direct the activities that most significantly impact the VIE and (b) that absorbs a majority of the expected losses of the VIE or a majority of the expected residual returns of the VIE, or both.

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

Prepaid Expenses

Prepaid expenses currently include board of directors fees and insurance incurred as of the consolidated balance sheet date that relate to future periods. Any amounts with no future economic benefit are charged to earnings when identified.

Deferred Financing Costs

Deferred financing costs are the direct costs associated with obtaining financing. Such costs include commitment fees, legal fees and other third-party costs associated with obtaining commitments for financing that result in a closing of such financing. The Company amortizes these costs on a straight-line basis, which approximates the effective interest method, over the terms of the obligations, once the loan process is completed. Amortization of deferred financing costs for the year ended December 31, 2012 was $3,516, which is included in interest expense in the consolidated statements of operations.

Other Assets

Other assets at December 31, 2011 included deferred financing costs, which are the direct costs associated with obtaining financing. Such costs include commitment fees, legal fees and other third-party costs associated with obtaining commitments for financing that result in a closing of such financing. The Company amortizes these costs into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations, once the loan process is completed. The financing related to these costs did close and as a result, these costs were expensed in connection with the Company breaking escrow.

Derivative Financial Instruments

In the normal course of business, the Company may use a variety of derivative instruments to manage, or hedge, interest rate risk. The Company requires that hedging derivative instruments are effective in reducing the interest rate risk exposure that they are designated to hedge. This effectiveness is essential for qualifying for hedge accounting. Some derivative instruments are associated with an anticipated transaction. In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract.

To determine the fair values of derivative instruments, we use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments including most derivatives, long-term investments and long-term debt, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost, and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements (continued)

December 31, 2012

In the normal course of business, we are exposed to the effect of interest rate changes and limit these risks by following established risk management policies and procedures including the use of derivatives. To address exposure to interest rates, derivatives are used primarily to fix the rate on debt based on floating-rate indices and manage the cost of borrowing obligations.

The Company records all derivatives at fair value on the balance sheet and are characterized as either cash flow hedges or fair value hedges.  For derivative instruments designated as hedging instruments, the gain or loss, resulting from the change in the estimated fair value of the derivative instruments, are reflected in accumulated other comprehensive income.  For derivative instruments not designated as hedging instruments, the unrealized gain or loss, resulting from the change in the estimated fair value of the derivative instruments, is recognized in the consolidated statements of operations during the period of change.

The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designed and qualifies for hedge accounting treatment.  If the Company elects not to apply or the hedge does not qualify for hedge accounting treatment, any changes in the fair value of these derivative instruments is recognized immediately in unrealized gains (losses) on derivative financial instruments in the consolidated statements of operations.  If the derivative is designated and qualifies for hedge accounting treatment the change in the estimated fair value of the derivative is recorded in other comprehensive income (loss) to the extent that it is effective.  Any ineffective portion of a derivative's change in fair value will be immediately recognized in the consolidated statements of operations.

Fair Value Measurements

The Company determines fair value based on quoted prices when available or through the use of alternative approaches, such as discounting the expected cash flows using market interest rates commensurate with the credit quality and duration of the investment. This alternative approach also reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The guidance defines three levels of inputs that may be used to measure fair value:

Level 1 — Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 — Inputs other than quoted prices included within Level 1 that are observable for the asset and liability or can be corroborated with observable market data for substantially the entire contractual term of the asset or liability.

Level 3 — Unobservable inputs that reflect the entity’s own assumptions about the assumptions that market participants would use in the pricing of the asset or liability and are consequently not based on market activity, but rather through particular valuation techniques.

The determination of where an asset or liability falls in the hierarchy requires significant judgment and considers factors specific to the asset or liability. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company evaluates its hierarchy disclosures each quarter and depending on various factors, it is possible that an asset or liability may be classified differently from quarter to quarter. However, the Company expects that changes in classifications between levels will be rare.

Although the Company has determined that the majority of the inputs used to value its derivative falls within Level 2 of the fair value hierarchy, the credit valuation adjustment associated with that derivative utilizes Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty. However, as of December 31, 2012, the Company has assessed the significance of the impact of the credit valuation adjustment on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

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

December 31, 2012

representatives of any participating broker-dealers), and attendance fees and cost reimbursement for employees of affiliates to attend retail seminars conducted by broker-dealers.

The Advisor and Dealer Manager have agreed to fund the Company’s organization, offering and operating expenses incurred through the Escrow Period. The Company will reimburse the Advisor and the Dealer Manager for such expenses ratably on a monthly basis over the period that begins 12 months after the end of the Escrow Period and ends 60 months after the end of the Escrow Period. The Company will reimburse the Advisor and the Dealer Manager for any offering expenses incurred after the end of the Escrow Period by the Advisor and the Dealer Manager on its behalf as and when incurred; provided, however, that total organization and offering costs (including selling commissions, dealer manager and distribution fees and bona fide due diligence expenses) may not exceed 15% of the gross proceeds from the primary offering.

Organizational expenses will be expensed as incurred. Offering costs incurred by the Company and the Advisor on behalf of the Company will be deferred and charged against the proceeds of the continuous public offering as a reduction of stockholders’ equity. The Advisor has funded on behalf of the Company costs totaling approximately $6.4 million of organization, offering and operating expenses through Escrow Break, of which $3.4 million represented offering costs, $0.8 million represented organizational costs, and $2.2 million represented operating expenses, which the Company recorded in its consolidated financial statements for the year ended December 31, 2012. As of December 31, 2012, the Company had incurred a total of $3.5 million in offering costs. The Company had an outstanding payable due to affiliate of $6.5 million as recorded on the consolidated balance sheets at December 31, 2012.

On November 5, 2012, the Company entered into an expense support agreement (“Expense Support Agreement”) with its sponsor. Pursuant to the terms of the Expense Support Agreement, commencing with the partial quarter ending December 31, 2012 and on a quarterly basis thereafter, its sponsor may, in its sole discretion, reimburse the Company for, or pay on its behalf, all or a portion of its organization, offering and operating expenses. For the partial quarter ending December 31, 2012, the Sponsor has agreed to fund the organization, offering and operating expenses the Company has incurred for that period. As such, the Company recognized a receivable from the Sponsor of $475,484.

Income Taxes

The Company intends to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with the Company’s taxable year ending December 31, 2012. In order to maintain the Company’s qualification as a REIT, the Company is required to, among other things, distribute at least 90% of the Company’s REIT taxable income to the Company’s stockholders and meet certain tests regarding the nature of the Company’s income and assets. As a REIT, the Company will not be subject to federal income tax with respect to the portion of the Company’s income that meets certain criteria and is distributed annually to stockholders. The Company intends to operate in a manner that allows the Company to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If the Company were to fail to meet these requirements, it could be subject to federal income tax on the Company’s taxable income at regular corporate rates. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. The Company will also be disqualified for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions.

Basic and Diluted Earnings (Loss) per Common Share

Basic earnings (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per share includes the effects of potentially issuable common shares, but only if dilutive. There are no dilutive shares as of December 31, 2012.

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements (continued)

December 31, 2012

Stock-Based Compensation

The Company has adopted a stock-based long-term incentive award plan for employees, directors, consultants and advisors. The Company accounts for this plan in accordance with ASC 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based awards granted. No stock awards were issued under the plan as of December 31, 2012.

Revenue Recognition

The Company’s revenues, which are expected to be substantially derived from rental income, include rental income that our tenants pay in accordance with the terms of their respective leases reported on a straight line basis over the initial term of each lease. Since the Company anticipates that many of its leases will provide for rental increases at specified intervals, straight line basis accounting requires us to record as an asset and include in revenues, unbilled rent receivables which we will only receive if the tenant makes all rent payments required through expiration of the initial term of the lease. Accordingly, management must determine, in its judgment, that the unbilled rent receivable applicable to each specific tenant is collectible. The Company will review unbilled rent receivables and take into consideration the tenant’s payment history and the financial condition of the tenant. In the event that the collectability of an unbilled rent receivable is in doubt, we are required to take a reserve against the receivable or a direct write off of the receivable, which will have an adverse effect on earnings for the year in which the reserve or direct write off is taken.

Rental revenue will also include amortization of above and below market leases. Revenues relating to lease termination fees will be recognized at the time that a tenant’s right to occupy the leased space is terminated.

Concentration of Credit Risk

As of December 31, 2012, the Company had cash on deposit at two financial institutions, one of which had $3.2 million in deposits which is in excess of federally insured levels; however, the Company has not experienced any losses in this account. The Company limits significant cash holdings to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.

As of December 31, 2012, 100% of the Company’s gross rental revenues were from a medical office building the Company owns in Connecticut. Stamford Health System, Inc. (“Stamford Health”), the sole tenant in the property, is a not-for-profit provider of comprehensive healthcare services and has a Fitch credit rating of A. In addition, the Company owns a 50% interest in a joint venture investment with a related party. The joint venture owns an industrial property located in Pennsylvania, which has 2 tenants, each occupying 157,500 square feet.

Reportable Segments

The Company’s current business plan consists of owning, managing, operating, leasing, acquiring, developing, investing in, and disposing of real estate related assets. Currently, the Company internally evaluates all of its real estate related assets as one industry segment, and, accordingly, it does not report segment information.

Interest Expense

Interest is charged to interest expense as it accrues. No interest costs were capitalized during the years ended December 31, 2012 or 2011.

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements (continued)

December 31, 2012

Distributions Payable

In order to qualify as a REIT, the Company is required, among other things, to make distributions each taxable year equal to at least 90% of its taxable income excluding capital gains.  To the extent funds are available, the Company intends to pay regular distributions to stockholders.  Distributions are paid to stockholders of record as of the applicable record dates.  The Company intends to elect to be taxed as a REIT beginning with the taxable year ended December 31, 2012.

The Company’s policy is pay distributions from cash flow from operations. However, the Company is authorized to fund distributions from any other source, including, without limitation, the proceeds of the Offering, borrowings, expense support payments from the Sponsor, the sale of properties, or other investments. Distributions may constitute a return of capital. The Company has not established a minimum distribution level and the amount of any distributions will be determined by the Company’s board of directors and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by its board.

On October 31, 2012, the Company’s board of directors authorized and declared cash distributions for the period commencing on November 1, 2012 and ending on December 31, 2012 for each share of the Company’s Class A and Class W common stock outstanding as of December 28, 2012. Both distributions were paid on January 2, 2013. Holders of Class W shares received an amount equal to $0.09167 per share, and holders of Class A shares received an amount equal to $0.09140 per share ($0.09167 per share less an amount calculated at the end of the distribution period equal to the class-specific expenses incurred during the distribution period that are allocable to each Class A share).

Accounting Standards Updates

In May 2011, the FASB issued Accounting Standards Update No. 2011-04 (ASU 2011-04), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends ASC 820 to change certain fair value principles to eliminate differences between US GAAP and IFRS. ASU 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011.  The adoption of ASU 2011-04 and its disclosure requirements for 2012 did not have a material impact of the Company’s consolidated financial statements.

3. Fair Value Measurements

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:

Cash and cash equivalents, due to/from affiliates,  prepaid expenses, other assets, accrued expenses, and distributions payable  — The Company considers the carrying values of these financial instruments to approximate fair value because of the short period of time between origination of the instruments and their expected realization.

Mortgage note payable — The Company estimates the fair value for its mortgage note payable based on discounted cash flow models, based on Level 3 inputs.

Derivative financial instrument - The fair value is determined by using the appropriate market-based yield curves to calculate and discount the expected cash flows.  Cash flow models are based upon the appropriate fixed rate and variable rate components of the contracts, as applicable.  The derivative financial instrument is classified as Level 2 as the valuation includes inputs that are other-than-quoted prices in active markets and unobservable.

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements (continued)

December 31, 2012

Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial instruments.

4. Real Estate Acquisitions

On October 31, 2012, the Company acquired one property for a gross purchase price of $7,200,000 in cash, exclusive of closing costs. The Company purchased the property with a combination of net proceeds from the private placement and with proceeds from a $3,960,000 mortgage loan as discussed in Note 6, Mortgage Note Payable. The Company allocated the purchase price of these properties to the fair value of the assets acquired and liabilities assumed. The following table summarizes the purchase price allocation:

December 31, 2012
Land	$1,336,000
Building and improvements	4,451,000
Acquired below-market leases	(572,000)
Vacant Lease-Up	1,985,000
Total purchase price	$7,200,000

The Company recorded rental revenues of $77,838 related to this property for the year ended December 31, 2012.

The following information summarizes selected financial information of the Company, as if the property was completed and the Company commenced material operations on January 1, 2011 for each period below.  The table below presents the Company’s estimated revenue and net income, on a pro forma basis for the years ended December 31, 2012 and 2011, respectively.

	Year Ended December 31, 2012	Year Ended December 31, 2011
Pro Forma Basis (unaudited):
Revenue	$459,473	$459,473
Net income	$459,473	$384,791

The unaudited pro forma information for the year ended December 31, 2012 was adjusted to exclude $74,682 of acquisition costs related to this property.  These costs were recognized in the unaudited pro forma information for the year ended December 31, 2011.  The unaudited pro forma information is presented for information purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of the period presented, nor does it purport to represent the results of future operations.

Due to the significance of the property in the Company’s consolidated financial statements, and as the property is 100% leased to a single tenant on a long-term basis under a net lease whereby substantially all of the operating costs are the responsibility of the tenant, the Company has presented below the financial condition and results of operations of the lessee of the property.  Stamford Health System, Inc. (“Stamford Health”), the lessee of the property, currently files its annual financial statements in reports filed with the State of Connecticut, and its unaudited quarterly filings with the Municipal Securities Rulemaking Board.  The following summarizes the financial data regarding Stamford Health taken from previously filed public records (dollar amounts in thousands):

	For the Nine Months Ended June 30, 2012 (Unaudited)	For the Fiscal Year Ended September 30, 2011
Consolidated Statements of Operations:
Total unrestricted revenue, gains and other support	$378,054	$466,675
Income from operations	22,262	27,984
Excess of revenue over expenses	14,764	27,261

	As of
	June 30, 2012 (Unaudited)	As of September 30, 2011
Consolidated Balance Sheets:
Total assets	$970,993	$678,007
Long-term debt, net of current portion	389,354	151,881
Total liabilities	644,002	479,893
Total net assets	326,991	198,114

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements (continued)

December 31, 2012

5. Acquired Intangible Lease Assets

Acquired intangible lease assets consisted of the following:

As of December 31, 2012
Acquired in place leases, net of accumulated amortization of $29,850 (with a weighted average life of approximately 11 years).	$1,955,150
$1,955,150

As of December 31, 2012, the estimated amortization expense relating to the intangible lease assets for each of the five succeeding fiscal years is as follows:

Year Ending December 31,	Amortization of In-Place Leases
2013	$179,098
2014	$179,098
2015	$179,098
2016	$179,098
2017	$179,098

6. Mortgage Note Payable

The Company entered into a $3,960,000 mortgage loan, (the “Loan”), with Sovereign Bank, N.A (“Sovereign”). The Loan matures on October 31, 2017 and, subject to certain conditions, may be extended for up to two years. The Loan is an interest-only loan that bears interest at a variable per annum rate equal to the adjusted British Bankers Association LIBOR Rate plus 230 basis points, payable monthly. The Loan is secured by (i) a first mortgage on the Darien Property and all other assets of CPPT Darien and (ii) first priority collateral assignments of rents and other contracts with respect to the Darien Property. The Loan is non-recourse to CPPT Darien and the Company, except for customary environmental indemnification carve-outs. In addition, the Company provided a guaranty for customary recourse obligations for any loss, damage or liability suffered by the Lender that arises from certain intentional acts committed by CPPT Darien such as, for example, fraud and intentional misrepresentations.  The debt service coverage ratio shall not be less than 1.50.  The Loan to Value Ratio shall not be greater than 60%.  The Company may prepay the loan at any time without premium or penalty, and Sovereign may accelerate the loan upon the occurrence of customary events of loan default.   The Company estimates the fair value of the Loan as of December 31, 2012 to be $3,960,000.

Maturities

The following table summarizes the scheduled repayment of the  mortgage note payable:

Year Ending December 31,	Principal Repayments
2013	$—
2014	—
2015	—
2016	—
2017	3,960,000
Thereafter	—
Total	$3,960,000

7. Derivative Financial Instrument

On October 31, 2012, the Company entered into an interest rate swap agreement (the “Swap”) with Sovereign with respect to the full principal amount of the loan. The Swap hedges the interest payment under the loan to a fixed rate of 3.31% per annum. The termination date of the Swap is November 1, 2017.  The fair value of the Swap is a liability of $59,303 at December 31, 2012.

8. Acquired Below Market Lease Intangibles

Acquired below market lease intangibles consisted of the following:

As of December 31, 2012
Acquired below-market leases, net of accumulated amortization of $8,602 (with a weighted average life of approximately 11 years).	$563,399

The increase in net income resulting from the amortization recorded on the intangible lease liability for the year ended December 31, 2012 was $8,602, which is recorded as part of rental revenue on the consolidated statements of operations.

As of December 31, 2012, the estimated amortization of the intangible lease liability for each of the five succeeding fiscal years is as follows:

Year Ending December 31,	Amortization of Below Market Leases
2013	$51,609
2014	$51,609
2015	$51,609
2016	$51,609
2017	$51,609

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements (continued)

December 31, 2012

9. Operating Leases

The Company’s real estate property is leased to a tenant under an operating lease.  As of December 31, 2012, the lease has a remaining term of approximately 11 years.  The lease has a 5 year renewal option to extend the lease agreement.  There are no options for early termination or rights of first refusal to purchase the property.  The Company retains substantially all of the risks and benefits of ownership of the real estate asset leased.  As of December 31, 2012, the future minimum rental income from the Company’s investment in the real estate asset under non-cancelable operating leases is as follows:

Year ending December 31,	Future Minimum Rental Income
2013	$459,473
2014	459,473
2015	459,473
2016	459,473
2017	459,473
Thereafter	2,718,549
Total	$5,015,914

10. Non-Consolidated Joint Venture Investment

On October 18, 2012, CPPT Lehigh LLC, a Delaware limited liability company (“CPPT Lehigh”), and a wholly owned subsidiary of CPT Real Estate, entered into a joint venture agreement (the “Joint Venture Agreement”) with LIT Industrial Limited Partnership, a Delaware limited partnership (“LIT”), a limited partnership indirectly owned by Lion Industrial Trust, a privately held REIT managed by the Sponsor, to form LIT/CPPT Lehigh Venture LLC (the “Venture”) for the purpose of purchasing and operating a property known as Lehigh Valley South (“Lehigh Valley South”). CPPT Lehigh contributed $9,843,750 in cash to the Venture, and LIT contributed its 50% ownership interest in Lehigh Valley South to the Venture.  The Company is currently in the process of analyzing the fair value of the in-place leases; and consequently, no value has yet been assigned to the leases.  Therefore, the purchase price allocation is preliminary and subject to change.

Lehigh Valley South was previously owned by Lehigh Valley South Industrial, LLC (“Lehigh Industrial”), an entity indirectly owned by LIT and Trammell Crow Company (“TCC”). LIT and TCC originally developed the property in 2008.

Pursuant to the terms of the Joint Venture Agreement, LIT will serve as the administrative member and manage the day-to-day affairs of the Venture. The Joint Venture Agreement contains a list of customary major decisions that require the approval of both Lion and CPPT Lehigh. After an initial lock-out period, which expires on April 1, 2013, either member can cause the Venture to sell Lehigh Valley South after first providing a right of first offer to the other member.

On October 25, 2012, the Venture entered into a loan agreement with Wells Fargo Bank, N.A. for a $10,400,000 property mortgage loan secured by the Venture’s real estate property.  The loan matures on October 25, 2017 and may be extended for up to two years.  The loan is an interest-only loan that bears interest at a variable rate equal to 1-month LIBOR plus 250 basis points, payable monthly.  In connection with the proceeds from this loan, the Venture made a distribution with which, CPPT Lehigh received $5,097,314 in cash proceeds.

In addition, the Venture entered into an interest rate swap agreement with Wells Fargo Bank N.A.  The notional amount of the swap is $10,400,000 and matures on October 25, 2017.  Pursuant to the terms of the swap agreement,

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements (continued)

December 31, 2012

the Venture pays a fixed rate of 1.10% and receives a floating rate of 1—month LIBOR.  By entering into this agreement, the interest rate is fixed at a rate of 3.60%.

Presented below is a summary of the audited financial information of the Venture for the period from September 24, 2012 (Date of inception) through December 31, 2012.  The amounts presented below are in thousands.

December 31, 2012
Balance Sheet Data:
Total assets	$19,448
Total liabilities	$10,733
Total members’ equity	$8,715

Period from September 24, 2012 (Date of Inception) through December 31, 2012
Operating Data:
Total revenue	$404
Total expenses	$635
Net loss	$(231)

At December 31, 2012, the Company recognized a net loss of $128,550 which was recorded in the consolidated statements of operations.  This loss primarily relates to an unrealized loss of the interest rate swap the Venture entered into of $179,072, of which the Company’s share was $89,536.  The Venture also recognized depreciation and amortization expense of $147,714, of which the Company’s share was $73,857.  In addition, the Company recognized additional amortization expense of $13,007, which is due to the Company’s outside basis in the Venture.

11. Equity

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

On October 17, 2012, Clarion Partners CPPT Coinvestment, LLC (“CPPT Coinvestment”), a wholly owned subsidiary of the Sponsor purchased 1,020,000 shares of the Company’s Class W common stock for $10.00 per share, or $10,200,000 in the aggregate, pursuant to a private placement.  On November 1, 2012, following the approval of the Company’s board of directors, the Company broke escrow and had received an additional $1,460,713 in public offering proceeds from the sale of shares of common stock.  As of December 31, 2012, the Company had 1,236,761 shares of common stock outstanding for total gross proceeds of $12,371,715.

Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan that will allow stockholders to have the cash distributions attributable to the class of shares that the stockholder owns automatically invested in additional shares of the same class. Shares are offered pursuant to the Company’s distribution reinvestment plan at NAV per share applicable to that class, calculated as of the distribution date. Stockholders who elect to participate in the distribution reinvestment plan, and who are subject to U.S. federal income taxation laws, may incur a tax liability on an amount

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements (continued)

December 31, 2012

equal to the fair value on the relevant distribution date of the shares of the Company’s common stock purchased with reinvested distributions, even though such stockholders have elected not to receive the distributions used to purchase those shares of its common stock in cash.  During the year ended December 31, 2012, no shares were issued under the Company’s distribution reinvestment plan.

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

Under the redemption plan, the total amount of net redemptions during any calendar quarter is limited to shares whose aggregate value (based on the redemption price per share on the day the redemption is effected) is 5% of the combined NAV of both classes of shares, calculated as of the last day of the previous calendar quarter, which means that net redemptions will be limited to approximately 20% of the total NAV in any 12-month period.  The Company uses the term “net redemptions” to mean the excess of share redemptions (capital outflows) over share purchases (capital inflows) in the Offering.  As a result, redemptions will count against the 5% cap during a calendar quarter only to the extent the aggregate value of share redemptions during the quarter exceeds the aggregate value of share purchases in the same quarter.  Thus, on any business day during a calendar quarter, the maximum amount available for redemptions for that quarter will be equal to (1) 5% of the combined NAV of both classes of shares, calculated as of the last day of the previous calendar quarter, plus (2) proceeds from sales of new shares in the Offering (including reinvestment of distributions) since the beginning of the current calendar quarter, less (3) redemption proceeds paid since the beginning of the current calendar quarter.  If the quarterly redemption limitation is reached during a given day, the Company will no longer accept redemptions for the remainder of the quarter, regardless of additional share purchases by investors in the Offering for the remainder of such quarter. The combined NAV of both share classes at December 31, 2012 was $12,429,448 resulting in a first quarter 2013 cap of $621,472.

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

December 31, 2012

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

No stock awards were issued under the Long-Term Incentive Plan as of December 31, 2012.

12. Distributions

On October 31, 2012, the Company’s board of directors authorized and declared cash distributions for the period commencing on November 1, 2012 and ending on December 31, 2012 for each share of the Company’s Class A and Class W common stock outstanding as of December 28, 2012. Both distributions were paid on January 2, 2013 (See Note 18, Subsequent Events, for further details). Holders of Class W shares received an amount equal to $0.09167 per share, and holders of Class A shares received an amount equal to $0.09140 per share ($0.09167 per share less an amount calculated at the end of the distribution period equal to the class-specific expenses incurred during the distribution period that are allocable to each Class A share).

13. Related Party Arrangement

Advisory Agreement

The Company will pay the Advisor an advisory fee equal to a fixed component that accrues daily in an amount equal to 1/365th of 0.90% of the Company’s NAV for each class for such day. The fixed component of the advisory fee is payable quarterly in arrears.  Such amounts recorded for the year ended December 31, 2012 totaled $17,407.

Additionally, the Company will pay a performance component calculated for each class on the basis of the total return to stockholders of the class in any calendar year, such that for any year in which the Company’s total return per share allocable to such class exceeds 6% per annum, the Advisor will receive 25% of the excess total return allocable to that class; provided that in no event will the performance component exceed 10% of the aggregate total return allocable to such class for such year.  In the event the Company’s NAV per share for either class or common stock decreases below $10.00, any increase in NAV per share to $10.00 with respect to that class will not be included in the calculation of the performance component.  The performance component is payable annually in arrears.  No performance fee was recorded for the year ended December 31, 2012.

The Advisor has agreed to fund the Company’s offering and organization expenses through the escrow period.  In addition, the Advisor has agreed to fund the Company’s operating expenses through the Escrow Period, including, without limitation, director compensation and legal, accounting, tax and consulting fees. The Company

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements (continued)

December 31, 2012

will reimburse the Advisor for these expenses ratably on a monthly basis over the period that begins 12 months after the end of the Escrow Period ends 60 months after the end of the Escrow Period. The Escrow Period ended on November 1, 2012.  These expenses totaled approximately $6.4 million, which is comprised of $3.4 million of offering costs, $0.8 million of organization costs, and $2.2 million of operating costs, which have been recorded in the Company’s consolidated financial statements.  The Company had an outstanding payable due to affiliate of $6.5 million as recorded on the consolidated balance sheets at December 31, 2012.

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

Expense Support

On November 5, 2012, the Company entered into an expense support agreement with the Sponsor.  Pursuant to the terms of this agreement, commencing with the partial quarter ending December 31, 2012 and on a quarterly basis thereafter, the Sponsor may, in its sole discretion, reimburse the Company for, or pay on its behalf, all or a portion of its organization, offering and operating expenses.  For the partial quarter ending December 31, 2012, the Sponsor has agreed to fund a portion of its organization, offering and operating expenses totaling $475,484.  Once the Company raises $350.0 million in gross offering proceeds, it is required to reimburse the Sponsor for these costs in the amount of $250,000 per quarter.

Joint Venture Investment

As discussed in Note 10, Non-Consolidated Joint Venture Investment, on October 18, 2012, CPPT Lehigh entered into the Joint Venture Agreement with LIT, a limited partnership indirectly owned by Lion Industrial Trust, a privately held REIT managed by the Sponsor, to form the Venture for the purpose of purchasing and operating Lehigh Valley South.  The Company’s board of directors, including the independent directors not otherwise interested in the transaction, approved the joint venture and its terms as being fair and reasonable to the Company and on substantially the same terms and conditions as those received by other joint venturers.

14. Economic Dependency

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

15. Income Taxes

The Company intends to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with the Company’s taxable year ending December 31, 2012. In order to maintain the Company’s qualification as a REIT, the Company is required to, among other things, distribute at least 90% of the Company’s REIT taxable income to the Company’s stockholders and meet certain tests regarding the nature of the Company’s income and assets. As a REIT, the Company will not be subject to federal income tax with respect to the portion of the Company’s income that meets certain criteria and is distributed annually to stockholders. The Company intends to operate in a manner that allows the Company to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If the Company were

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements (continued)

December 31, 2012

to fail to meet these requirements, it could be subject to federal income tax on the Company’s taxable income at regular corporate rates. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. The Company will also be disqualified for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions.

16. Commitments and Contingencies

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims.  The Company is not aware of any material pending legal proceedings of which the outcome is reasonably possible to have a material adverse effect on its results of operations, financial condition or liquidity.

Environmental Matters

In connection with the ownership and operation of real estate, the Company potentially may be liable for costs and damages related to environmental matters.  The Company carries environmental liability insurance on its properties that provides coverage for remediation liability and pollution liability for third-party bodily injury and property damage claims.  The Company is not aware of any environmental matters which it believes will have a material adverse effect on its consolidated financial statements.

17. Quarterly Results

Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2012.  Quarterly results for the year ended December 31, 2011 have not been presented because the Company had not begun its principal operations during such period.  In the opinion of management, the information for the interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation for each period.

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$—	$—	$—	$110,438
Operating expenses	(352,542)	—	—	3,544,206
Net income (loss)	352,542	—	—	(3,146,137)
Basic and diluted net income (loss) per common share(1)	17.63	—	—	(28.51)
Distributions declared per common share(2)	—	—	—	0.09

(1)         Based on the weighted average number of shares outstanding for the quarter

(2)         Distributions declared per common share at a rate of 0.09167 for Class W common shares, and distributions declared per common share at a rate of $0.09140 for Class A common shares ($0.09167 per share less an amount calculated at the end of the distribution period equal to the class-specific expenses incurred during the distribution period that are allocable to each Class A share.)

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements (continued)

December 31, 2012

18. Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-K.

On January 2, 2013, the Company paid its distributions that were payable at December 31, 2012.  Pursuant to its distribution reinvestment plan, $14,242 was reinvested into the Company resulting in an additional 1,417 shares outstanding.  The remaining amount was paid in cash.

On January 25, 2013, the Company issued and sold 125 shares of its newly designated 12.5% Series A Cumulative Non-Voting Preferred Stock, $0.01 par value per share, for a purchase price of $1,000 per share or $125,000 in the aggregate, to 125 accredited investors who were not affiliated with the Company.

On March 7, 2013, the Company’s board of directors authorized and declared cash distributions for the period commencing on January 25, 2013 and ending on June 30, 2013 for each share of the Company’s 12.5% Series A Cumulative Non-Voting Preferred Stock (the “Preferred Stock”) outstanding as of June 15, 2013.  The distributions will be paid on June 28, 2013.  Holders of the preferred stock will receive an amount equal to $54.17 per share.

On March 7, 2013, the Company’s board of directors authorized and declared cash distributions for the period commencing on January 1, 2013 and ending on March 31, 2013 for each share of the Company’s Class A and Class W common stock outstanding as of March 28, 2013. Both distributions will be paid on April 1, 2013. Holders of Class W shares will receive an amount equal to $0.1398 per share, and holders of Class A shares will receive an amount equal to $0.1398 per share less an amount calculated at the end of the common stock distribution period equal to the class-specific expenses incurred during the distribution period that are allocable to each Class A share.

Clarion Partners Property Trust Inc.

Schedule III — Real Estate And Accumulated Depreciation

December 31, 2012

Column A	Column B	Column C Initial Cost		Column D Cost Capitalized Subsequent to Acquisition		Column E Gross Amount at Which Carried at Close of Period				Column F	Column G	Column H	Column I
Description	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total		Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation is Computed
The Darien Property(1)	$3,960,000	$1,336,000	$4,451,000	$—	$—	$1,336,000	$4,451,000	$5,787,000	(2)	$26,019	1997/2008	10/2012	Various

(1)              The Darien Property is a medical office building located in Darien, Connecticut.

(2)              The tax basis of aggregate land, buildings and improvements as of December 31, 2012 is $7,200,000.

The changes in real estate for the year ended December 31, 2012 are as follows:

2012
Balance at beginning of year	$—
Property acquisitions	5,787,000
Balance at end of year	$5,787,000

The changes in accumulated depreciation of real estate for the year ended December 31, 2012 are as follows:

2012
Balance at beginning of year	$—
Depreciation for the year	26,019
Balance at end of year	$26,019

S-1

Report of Independent Auditors

The Members of LIT/CPPT Lehigh Venture LLC

We have audited the accompanying consolidated financial statements of LIT/CPPT Lehigh Venture LLC (the “Company”), which comprise the consolidated balance sheet as of December 31, 2012 and the related consolidated statement of income, changes in members’ equity and cash flows for the period from September 24, 2012 (date of inception) through December 31, 2012 and the related notes to the consolidated financial statements.

Management’s Responsibility for the Financial Statements

Management is responsible for the preparation and fair presentation of these financial statements in conformity with U.S. generally accepted accounting principles; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free of material misstatement, whether due to fraud or error.

Auditor’s Responsibility

Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the financial statements in order to design  audit  procedures that are appropriate in the circumstances, but not for the purpose of expressing an  opinion  on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of LIT/CPPT Lehigh Venture LLC at December 31, 2012, and the consolidated results of its operations and its cash flows for the period from September 24, 2012 (date of inception) through December 31, 2012 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Dallas, Texas
March 7, 2013

LIT/CPPT Lehigh Venture LLC

Consolidated Balance Sheet

December 31, 2012
(Dollars in thousands)

Assets
Commercial real estate property, at cost:
Land	$4,565
Building and improvements	14,561
Total land and building improvements	19,126
Less accumulated depreciation	(1,607)
Total real estate investment	17,519

Cash and cash equivalents	202
Accounts receivable	833
Deferred leasing costs, net of accumulated amortization of $94	609
Prepaid and other assets	155
Deferred financing costs, net of accumulated amortization of $3	130
Total assets	$19,448

Liabilities and members’ equity
Mortgage note payable	$10,400
Accounts payable and accrued expenses	115
Security deposits	39
Derivative liability	179
Total liabilities	10,733
Members’ equity	8,715
Total liabilities and members’ equity	$19,448

See Notes to Consolidated Financial Statements.

LIT/CPPT Lehigh Venture LLC

Consolidated Statement of Operations

For the period from September 24, 2012 (Date of Inception)

through December 31, 2012
(Dollars in thousands)

Revenues:
Rental revenue	$301
Escalation and reimbursement revenues	103
Total revenues	404

Expenses:
Property operating expenses	41
Real estate property taxes	54
Acquisition related expenses	143
Interest expense	73
Depreciation and amortization	145
Unrealized loss on interest rate swap	179
Total expenses:	635

Net loss	$(231)

See Notes to Consolidated Financial Statements.

LIT/CPPT Lehigh Venture LLC

Consolidated Statement of Members’ Equity

For the period from September 24, 2012 (Date of Inception)

through December 31, 2012
(Dollars in thousands)

	CPPT Lehigh LLC	LIT Industrial Limited Partnership	Total
Balance at September 24, 2012	$—	$—	$—
Partnership contributions	9,571	9,570	19,141
Partnership distributions	(5,098)	(5,097)	(10,195)
Net loss	(116)	(115)	(231)
Balance at December 31, 2012	$4,357	$4,358	$8,715

See Notes to Consolidated Financial Statements.

LIT/CPPT Lehigh Venture LLC

Consolidated Statement of Cash Flows

For the period from September 24, 2012 (Date of Inception)

through December 31, 2012
(Dollars in thousands)

Operating activities
Net loss	$(231)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	145
Amortization of deferred financing fees	3
Change in fair value of interest rate swap	179
Changes in operating assets and liabilities:
Accounts receivable	(120)
Prepaid and other assets	50
Accounts payable and accrued expenses	77
Net cash provided by operating activities	103

Investing activities
Acquisition of real estate	(9,998)
Net cash used in investing activities	(9,998)

Financing activities
Borrowings from mortgage note payable	10,400
Capital contributions	9,998
Distributions to members	(10,195)
Deferred financing costs paid	(106)
Net cash provided by financing activities	10,097

Net increase in cash and cash equivalents	202
Cash and cash equivalents at September 24, 2012 (Date of Inception)	—
Cash and cash equivalents at December 31, 2012	$202

Non-cash investing and financing activity
Non-cash capital contribution	$9,570
Accrual for deferred financing costs	$27

Supplemental disclosure of cash flow information
Cash paid for interest	$70

See Notes to Consolidated Financial Statements.

LIT/CPPT Lehigh Venture LLC

Notes to Consolidated Financial Statements

For the Period of September 24, 2012 (Date of Inception)

through December 31, 2012
(Dollars in thousands)

1. Organization

LIT/CPPT Lehigh LLC was formed by LIT/CPPT Lehigh Holdings LLC, a Delaware limited liability company, as its sole member on September 24, 2012.  LIT/CPPT Lehigh Holdings LLC was formed by LIT/CPPT Lehigh Venture LLC (the “Company”), a Delaware limited liability company, as its sole member on September 24, 2012.  The Venture was formed by CPPT Lehigh LLC (“CPPT Lehigh”), a Delaware limited liability company, and LIT Industrial Limited Partnership (“LIT”), a Delaware limited partnership on October 18, 2012 for the purpose of purchasing and operating a property known as Lehigh Valley South (“Lehigh Valley South” or the “Property”).  CPPT Lehigh is a wholly owned subsidiary of Clarion Partners Property Trust Inc. (“CPPT”), a Maryland Corporation.

Lehigh Valley South was previously owned by Lehigh Valley South Industrial, LLC (“Lehigh Industrial”), an entity indirectly owned by LIT and Trammell Crow Company (“TCC”).  LIT and TCC originally developed Lehigh Valley South in 2008.

CPPT Lehigh contributed $9,921 in cash to the Venture, and LIT contributed $77 in cash, in addition to its 50% ownership interest in the Property.  The total cash of $9,998 was used to purchase TCC’s 50% interest in the Property, including paying certain closing costs and obtaining other working capital, based on the agreed-upon fair value of the Property.  As discussed in Note 2, since the Venture’s carrying amount of the Property is its historical cost, an adjustment of $350 was made to reduce the value of the property to the carrying amount, with a corresponding decrease to CPPT Lehigh’s opening equity.

2. Basis of Presentation and Significant Accounting Policies

Principles of Consolidation

The financial statements have been prepared in accordance with generally accepted accounting principles of the United States.  All intercompany accounts and transactions have been eliminated in consolidation.

Commercial Real Estate Property

The Company’s commercial real estate property consists of a single industrial warehouse property containing 315,000 square feet in Macungie, Pennsylvania.

Since LIT and CPPT are affiliated through a common sponsor, Clarion Partners LLC, the formation of the Venture and contribution of LIT’s interest in the property is considered a

LIT/CPPT Lehigh Venture LLC

Notes to Consolidated Financial Statements

For the Period of September 24, 2012 (Date of Inception)

through December 31, 2012
(Dollars in thousands)

2. Basis of Presentation and Significant Accounting Policies (continued)

common control transaction.  Accordingly, the basis of the property and related assets and liabilities was carried over to the Venture at Lehigh Industrial’s historical cost as follows:

Land	$4,565
Building and improvements	14,561
Less accumulated depreciation	(1,479)
Accounts receivable	713
Prepaid assets	204
Deferred leasing costs, net of accumulated amortization of $77	626
Security deposits	(39)
Accounts payable and accrued expense	(10)
Total	$19,141

The Property is stated at cost, less accumulated depreciation. Costs directly related to the acquisition and redevelopment of the Property is capitalized. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.

The Property is depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Category	Term
Building	40 years
Building improvements	15 years
Tenant improvements	Remaining term of the lease

At December 31, 2012, building and improvements consisted of the following:

Building	$11,932
Building and tenant improvements	2,629
Total	$14,561

Depreciation expense amounted to $128 for the period from September 24, 2012 (date of inception) through December 31, 2012.

LIT/CPPT Lehigh Venture LLC

Notes to Consolidated Financial Statements

For the Period of September 24, 2012 (Date of Inception)

through December 31, 2012
(Dollars in thousands)

2. Basis of Presentation and Significant Accounting Policies (continued)

On a periodic basis, management assesses whether there are any indicators that the value of the commercial real estate property may be impaired. A property’s value is impaired if the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. Management of the Company does not believe that the value of the Property was impaired at December 31, 2012.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Deferred Financing Costs

Deferred financing costs represent commitment fees, legal and other third-party costs associated with obtaining commitments for financing which result in a closing of such financing. These costs are amortized over the terms of the respective agreements using the straight line method, which approximates the effective interest method.  Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Amortization expense amounted to $3 for the period from September 24, 2012 (date of inception) through December 31, 2012, which is included in interest expense in the accompanying consolidated statement of operations.

Deferred Leasing Costs

Deferred leasing costs are costs associated with the successful negotiation of leases, both external commissions and amortized on a straight-line basis over the terms of the respective leases.  If an applicable lease terminates prior to the expiration of its initial lease term, the carrying amount of the costs are written-off to amortization expense.  Amortization expense amounted to $17 for the period from September 24, 2012 (date of inception) through December 31, 2012, which is included in depreciation and amortization expense in the accompanying consolidated statement of operations.

LIT/CPPT Lehigh Venture LLC

Notes to Consolidated Financial Statements

For the Period of September 24, 2012 (Date of Inception)

through December 31, 2012
(Dollars in thousands)

2. Basis of Presentation and Significant Accounting Policies (continued)

Revenue Recognition

Minimum rental revenue is recognized on a straight-line basis over the term of the lease. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in accounts receivable in the accompanying balance sheet.  At December 31, 2012, the amount of accounts receivable related to straight-line rents totaled $771.

The Company establishes, on a current basis, a reserve for future potential losses, which may occur against deferred rents receivable and tenant receivables. No such allowance has been included in the consolidated balance sheet at December 31, 2012.

Derivative Instruments

In the normal course of business, the Company may use a variety of derivative instruments to manage, or hedge, interest rate risk.  The Company requires that hedging derivative instruments are effective in reducing the interest rate risk exposure that they are designated to hedge.  This effectiveness is essential for qualifying for hedge accounting.  Some derivative instruments are associated with an anticipated transaction.  In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract.

To determine the fair values of derivative instruments, the Company uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments including most derivatives, long-term investments and long-term debt, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost, and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

In the normal course of business, the Company is exposed to the effect of interest rate changes and limit these risks by following established risk management policies and procedures including the use of derivatives. To address exposure to interest rates, derivatives are used primarily to fix the rate on debt based on floating-rate indices and manage the cost of borrowing obligations.

As of December 31, 2012, the Company has one derivative instrument.  The derivative instrument is reported at fair value and presented on the consolidated balance sheet.  Gains and

LIT/CPPT Lehigh Venture LLC

Notes to Consolidated Financial Statements

For the Period of September 24, 2012 (Date of Inception)

through December 31, 2012
(Dollars in thousands)

2. Basis of Presentation and Significant Accounting Policies (continued)

losses related to this instrument are recognized in the consolidated statement of operations, as the derivative instrument was not formally designated as a hedge at the inception of the derivative contract.

Income Taxes

The Company is treated as a partnership for federal income tax purposes. Under current law, no federal income taxes are attributable to or payable by the Company. Accordingly, no provision has been made in the financial statements for federal income taxes. The owners are responsible for taxes on their respective shares of the Company’s net taxable income or loss. The Company  accounts for certain state and local income taxes under the provisions of ASC 740, Income Taxes, which prescribes an asset and liability method of accounting for income taxes. Under ASC 740, deferred tax assets and liabilities are recognized for temporary differences between the carrying amounts of assets and financial statement reporting purposes and the amounts used for income tax purposes. A valuation allowance is recognized if it is “more likely than not” that some portion of the deferred asset will not be recognized. At December 31, 2012, there were no temporary differences giving rise to material deferred state and local taxes.

The Company recognizes the impact of tax return positions that are more likely than not to be sustained upon audit. Significant judgment is required to evaluate uncertain tax positions. The evaluation of uncertain tax positions is based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits and effective settlement of audit issues.

Management believes any such positions would be immaterial to the financial statements, and thus, there are no gross unrecognized tax benefits as of December 31, 2012.

We do not expect the total amount of unrecognized tax benefits to significantly change within the next twelve months.

The Company is not currently under examination by a taxing authority. The statute of limitations for examination for the Company’s major tax jurisdictions remains open for the 2012 tax year. If applicable, the Company recognizes interest and penalties related to the underpayment of income taxes as a component of current tax expense.

Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Comprehensive Income

The Company did not have any items of other comprehensive income for the period from September 24, 2012 (date of inception) through December 31, 2012.

LIT/CPPT Lehigh Venture LLC

Notes to Consolidated Financial Statements

For the Period of September 24, 2012 (Date of Inception)

through December 31, 2012
(Dollars in thousands)

2. Basis of Presentation and Significant Accounting Policies (continued)

Concentration of Credit Risk

As of December 31, 2012, the Company had cash on deposit at one financial institution, which was not in excess of federally insured levels.  The Company limits significant cash holdings to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.

As of December 31, 2012, 100% of the Company’s gross annualized rental revenues were from the Property, which is located in Pennsylvania. The Property has two tenants each occupying 157,500 square feet.

3. Deferred Leasing Costs

Deferred leasing costs represent commissions and legal costs paid to obtain or renew tenants. These costs are amortized over the life of the respective lease.

At December 31, 2012, deferred leasing costs consisted of the following:

Lease commissions	$694
Lease legal costs	9
Total	$703

The Company recorded $17 of amortization expense related to these intangibles for the period from September 24, 2012 (date of inception) through December 31, 2012. The expected amortization expense during the next five years related to the deferred leasing costs as of December 31, 2012 is as follows:

2013	$83
2014	83
2015	83
2016	83
2017	83
Thereafter	197
$612

LIT/CPPT Lehigh Venture LLC

Notes to Consolidated Financial Statements

For the Period of September 24, 2012 (Date of Inception)

through December 31, 2012
(Dollars in thousands)

4. Prepaid and Other Assets

The Company’s prepaid and other assets consist of escrows and prepaid expenses.

At December 31, 2012, prepaid and other assets consisted of the following:

Prepaid property taxes	$142
Prepaid insurance	7
Deposits	6
Total	$155

5. Accounts Payable and Accrued Expenses

At December 31 2012, the Company’s accounts payable and accrued expenses consisted of the following:

Accrued interest	$31
Accrued expenses	84
Total	$115

6. Mortgage Note Payable

On October 25, 2012, the Company entered into a loan agreement with Wells Fargo Bank, N.A. for a $10,400 property mortgage loan secured by the Company’s real estate property.  The loan matures on October 25, 2017 and may be extended for up to two years.  The loan is an interest-only loan that bears interest at a variable rate equal to 1-month LIBOR plus 250 basis points, payable monthly. This is a non-recourse loan to the Company except for hazardous materials indemnification carve-outs provided by the ultimate parents of the Members.  In addition, the ultimate parents of the Members provided a limited guarantee for recourse obligations for any loss, damage or liability suffered by Wells Fargo Bank, N.A. that arise from certain intentional acts committed by the Company such as, for example, fraud or intentional misrepresentations.  Wells Fargo Bank, N.A. may accelerate the loan upon the occurrence of events of default.  The Company is required to maintain a debt yield of 12% beginning with the calendar quarter of March 31, 2013.  For the period from September 24, 2012 (date of inception) through December 31, 2012, total interest expense was $53.  The Company estimates the fair value of the mortgage note payable as of December 31, 2012 to be $10,400.

LIT/CPPT Lehigh Venture LLC

Notes to Consolidated Financial Statements

For the Period of September 24, 2012 (Date of Inception)

through December 31, 2012
(Dollars in thousands)

6. Mortgage Note Payable (continued)

In connection with the proceeds from this loan, the Company made a distribution of $5,098 to CPPT Lehigh and a distribution of $5,097 to LIT.

In addition, the Company entered into an interest rate swap agreement related to the mortgage note payable (See Note 7).

7. Derivative and Hedging Activities

By using derivative instruments, the Company limits its exposure to the effect of interest rate changes.  Derivatives are primarily to fix the rate on debt based on floating-rate indices and manage the cost of borrowing obligations.  The Company’s derivative instrument is an interest rate swap.  The carrying value of the derivative is equal to its fair value.  The fair value of the interest rate swap is determined by using the appropriate market-based yield curves to calculate and discount the expected cash flows.  Cash flow models are based upon the appropriate fixed rate and variable rate components of the contracts, as applicable.

All derivatives are classified as Level 2 valuations as required by ASC 820, as the valuation includes inputs that are other-than-quoted prices in active markets and unobservable.

The notional amount of the swap is $10,400 and matures on October 25, 2017. Pursuant to the terms of the swap agreement, the Company pays a fixed rate of 1.10% and receives a floating rate of 1-month LIBOR.  At December 31, 2012, the interest rate swap had a fair value liability on the balance sheet of $179. This amount was recognized as an unrealized loss on the consolidated statement of operations for the period from September 24, 2012 (date of inception) through December 31, 2012.  During the period from September 24, 2012 (date of inception) through December 31, 2012, the Company incurred $17 in additional interest expense, which is included in interest expense in the accompanying consolidated statement of operations.

8. Rental Income

As of December 31, 2012, the Company’s property was leased to two tenants under operating leases. The first lease commenced in October 2011 and expires on February 28, 2019. The second lease commenced in December 2011 and expires on November 30, 2021. For the period from September 24, 2012 through December 31, 2012, the Company received a combined $346 of cash payments for these two leases.

LIT/CPPT Lehigh Venture LLC

Notes to Consolidated Financial Statements

For the Period of September 24, 2012 (Date of Inception)

through December 31, 2012
(Dollars in thousands)

8. Rental Income (continued)

The expected future minimum base rents to be received from the tenants under leases in place as of December 31, 2012 are as follows:

2013	$1,476
2014	1,508
2015	1,539
2016	1,570
2017	1,602
Thereafter	4,121
$11,816

9. Subsequent Events

Subsequent events have been evaluated by the Company through March 7, 2013, the issuance date of the financial statements. No significant subsequent events have been identified that would require disclosure in the notes to the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on March 14, 2013.

Clarion Partners Property Trust Inc.

Date: March 14, 2013	By:	/s/ Edward L. Carey
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Edward L. Carey	Chief Executive Officer and Director	March 14, 2013
(Principal Executive Officer)

/s/ Amy L. Boyle	Chief Financial Officer, Senior	March 14, 2013
Vice President and Treasurer (Principal Financial Officer and Principal Accounting Officer)

/s/ Stephen B. Hansen	Chairman of the Board	March 14, 2013

/s/ Douglas L. DuMond	Director	March 14, 2013

/s/ Darlene T. DeRemer	Independent Director	March 14, 2013

/s/ Jerome W. Gates	Independent Director	March 14, 2013

/s/ John K. Haahr	Independent Director	March 14, 2013

/s/ Michael J. Havala	Independent Director	March 14, 2013

EXHIBIT INDEX

Exhibit	Description
1.1

First Amended and Restated Dealer Manager Agreement, dated as of May 6, 2011, by and among the Company, CPT Real Estate LP and ING Funds Distributor, LLC (filed as Exhibit 1.1 to Pre-Effective Amendment No. 8, filed on May 13, 2011, to the Company’s Registration Statement on Form S-11, Commission File No. 333-164777, filed on February 8, 2010 (the “Registration Statement”) and incorporated herein by reference).

1.2

Form of Participating Broker-Dealer Agreement (filed as Exhibit 1.1 to Pre-Effective Amendment No. 8, filed on May 13, 2011, to the Company’s Registration Statement and incorporated herein by reference).

3.1	Third Articles of Amendment and Restatement (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 23, 2012 and incorporated herein by reference).

3.2	Articles Supplementary (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 31, 2013 and incorporated herein by reference).

3.3	Bylaws (filed as Exhibit 3.3 to the Registration Statement and incorporated herein by reference).

4.1

Form of Distribution Reinvestment Plan (filed as Appendix B to Post-Effective Amendment No. 2, filed on February 24, 2012, to the Company’s Registration Statement and incorporated herein by reference).

4.2

Form of Subscription Eligibility Form for Non-Retirement Accounts (filed as Exhibit 4.2 to Post-Effective Amendment No. 4, filed on April 11, 2012, to the Company’s Registration Statement and incorporated herein by reference).

4.3

Form of Subscription Eligibility Form for Retirement Accounts (filed as Exhibit 4.3 to Post-Effective Amendment No. 4, filed on April 11, 2012, to the Company’s Registration Statement and incorporated herein by reference).

10.1

Second Amended and Restated Advisory Agreement, dated May 6, 2011 and effective May 16, 2011, by and among the Company, CPT Real Estate LP and CPT Advisors LLC (filed as Exhibit 10.1 to Pre-Effective Amendment No. 8, filed on May 13, 2011, to the Company’s Registration Statement and incorporated herein by reference).

10.2

Second Amended and Restated Escrow Agreement, dated October 17, 2012, by and among the Company, ING Investments Distributor, LLC and BNY Mellon Investment Servicing (US) Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 23, 2012 and incorporated herein by reference).

10.3	Long-Term Incentive Plan (filed as Exhibit 10.3 to Pre-Effective Amendment No. 3, filed on October 1, 2010, to the Company’s Registration Statement and incorporated herein by reference).

10.4	Independent Director Compensation Plan (filed as Exhibit 10.4 to Pre-Effective Amendment No. 3, filed on October 1, 2010, to the Company’s Registration Statement and incorporated herein by reference).

10.5

Valuation Services Agreement, effective as of August 10, 2010, by and among Altus Group U.S. Inc. and Clarion Property Trust Inc. (filed as Exhibit 10.5 to Pre-Effective Amendment No. 3, filed on October 1, 2010, to the Company’s Registration Statement and incorporated herein by reference).

10.6	Form of Indemnification Agreement (filed as Exhibit 10.6 to Pre-Effective Amendment No. 3, filed on October 1, 2010, to the Company’s Registration Statement and incorporated herein by reference).

10.7

Form of Restricted Stock Award Certificate (filed as Exhibit 10.8 to Pre-Effective Amendment No. 6, filed on March 9, 2011, to the Company’s Registration Statement and incorporated herein by reference).

10.8

First Amendment to the Second Amended and Restated Advisory Agreement, dated and effective February 24, 2012, by and among the Company, CPT Real Estate LP and CPT Advisors LLC (filed as Exhibit 10.2 to Post-Effective Amendment No. 2, filed on February 24, 2012, to the Company’s Registration Statement and incorporated herein by reference).

10.9

Subscription Agreement for the Purchase of Class W Common Stock, dated and effective as of October 17, 2012, by and between Clarion Partners CPPT Coinvestment, LLC and the Company (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 23, 2012 and incorporated herein by reference).

10.10

Limited Liability Company Agreement, dated and effective as of October 18, 2012, by and among CPPT Lehigh, LLC and LIT Industrial Limited Partnership, for the purchase of Lehigh Valley South (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 23, 2012 and incorporated herein by reference).

10.11

Purchase and Sale Agreement, dated and effective as of September 13, 2012, by and between SHR1 LLC and CPPT Darien LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 6, 2012 and incorporated herein by reference).

10.12

Loan Agreement, dated and effective as of October 31, 2012, by and between CPPT Darien LLC and Sovereign Bank, N.A., with respect to the Darien Property (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 6, 2012 and incorporated herein by reference).

10.13

Promissory Note, dated and effective as of October 31, 2012, by and between CPPT Darien LLC and Sovereign Bank, N.A., with respect to the Darien Property (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 6, 2012 and incorporated herein by reference).

10.14

Expense Support Agreement, dated and effective as of November 5, 2012, by and between the Company and Clarion Partners, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 9, 2012 and incorporated herein by reference).

21.1	Subsidiaries of the Registrant (filed as Exhibit 21.1 to Post-Effective Amendment No.2, filed on February 24, 2012, to the Company’s Registration Statement and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

XBRL (eXtensible Business Reporting Language). The following materials, formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2012 and 2011, (ii) Consolidated Statements of Operations for the year ended December 31, 2012, (iii) Consolidated Statement of Stockholder’s Equity for the Year ended December 31, 2012, (iv) Consolidated Statements of Cash Flows for the year ended December 31, 2012, and (v) notes to the consolidated financial statements as of December 31, 2012. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

*Filed herewith.