Form 10-Q
period 2013-03-31
Clarion Partners Property Trust Inc.
filed 2013-05-15
CIK 1476886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

[Mark One]

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

On April 30, 2013, Clarion Partners Property Trust Inc. had 40,270 shares of Class A common stock, $.01 par value, outstanding, 1,301,708 shares of Class W common stock, $.01 par value, outstanding and 125 shares of preferred stock, $.01 par value, outstanding.

Clarion Partners Property Trust Inc.

Form 10-Q

Quarter Ended March 31, 2013

Clarion Partners Property Trust Inc.

Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Investment in real estate:
Land	$1,336,000	$1,336,000
Building and improvements, less accumulated depreciation of $65,049 and $26,019, respectively	4,385,951	4,424,981
Acquired intangible lease assets, less accumulated amortization of $74,624 and $29,850, respectively	1,910,376	1,955,150
Total investment in real estate assets, net	7,632,327	7,716,131
Investment in non-consolidated joint venture	5,008,567	5,075,567
Cash and cash equivalents	4,397,259	3,707,591
Due from affiliate and other receivables	888,792	476,877
Prepaid expenses	84,833	170,000
Deferred financing costs, less accumulated amortization of $8,790 and $3,516, respectively	96,696	101,970
Total assets	$18,108,474	$17,248,136

Liabilities and Stockholders’ Equity
Liabilities:
Due to affiliate	$6,839,549	$6,516,616
Mortgage payable	3,960,000	3,960,000
Acquired below market lease intangibles, less accumulated amortization of $21,505 and $8,602, respectively	550,496	563,399
Accrued expenses	284,830	378,312
Distributions payable	185,397	110,462
Derivative financial instrument	52,361	59,303
Total liabilities	11,872,633	11,588,092

Redeemable common stock	1,332,596	—

Stockholders’ Equity:
Preferred stock, $0.01 par value per share (50,000,000 shares authorized, 125 and 0 issued and outstanding at March 31, 2013 and December 31, 2012, respectively)	1	—
Common stock, $0.01 par value per share (700,000,000 Class A shares authorized, 39,064 and 24,850 Class A shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively)	391	249
Common stock, $0.01 par value per share (300,000,000 Class W shares authorized, 1,267,379 and 1,211,911 Class W shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively)	12,674	12,119
Additional paid-in capital	8,298,344	8,904,275
Accumulated deficit	(3,408,165)	(3,256,599)
Total stockholders’ equity	4,903,245	5,660,044
Total liabilities and stockholders’ equity	$18,108,474	$17,248,136

See Notes to Consolidated Financial Statements.

Clarion Partners Property Trust Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
Rental revenues	$127,771	$—
Tenant reimbursement income	45,527	—
Total revenue	173,298	—

Expenses:
General and administrative expenses	852,537	(352,542)
Property operating expenses	46,027	—
Advisory fees	28,762	—
Acquisition related expenses	1,878	—
Depreciation and amortization	83,804	—
Interest expense	37,679	—
Total operating expenses	1,050,687	(352,542)
(Loss) income from continuing operations before equity income from non-consolidated joint venture, unrealized gain from derivative and expense support	(877,389)	352,542
Equity income from non-consolidated joint venture	20,278	—
Unrealized gain on derivative financial instrument	6,942	—
Expense support	884,000	—
Net income	33,831	352,542
Preferred stock dividends	(2,865)	—
Net income attributed to common stockholders	$30,966	$352,542

Weighted average number of common shares outstanding:
Basic and diluted	1,272,000	20,000

Net income attributed per common stockholders per common share:
Basic and diluted	$0.02	$17.63

Distributions declared per common share	$0.14	—

See Notes to Consolidated Financial Statements.

Clarion Partners Property Trust Inc.

Consolidated Statement of Stockholders’ Equity

For the Three Months Ended March 31, 2013

(Unaudited)

	Preferred Stock		Common Stock Class A		Common Stock Class W		Additional		Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity

Balance at December 31, 2012	—	$—	24,850	$249	1,211,911	$12,119	$8,904,275	$(3,256,599)	$5,660,044
Issuance of preferred stock	125	1	—	—	—	—	124,999	—	125,000
Issuance of common stock	—	—	14,171	142	54,206	542	697,316	—	698,000
Issuance of common stock through distribution reinvestment plan	—	—	43	—	1,262	13	13,111	—	13,124
Redeemable common stock	—	—	—	—	—	—	(1,332,596)	—	(1,332,596)
Distributions to common stockholders	—	—	—	—	—	—	—	(182,532)	(182,532)
Distributions to preferred stockholders	—	—	—	—	—	—	—	(2,865)	(2,865)
Dealer manager fee	—	—	—	—	—	—	(3,473)	—	(3,473)
Distribution fee	—	—	—	—	—	—	(108)	—	(108)
Other offering costs	—	—	—	—	—	—	(105,180)	—	(105,180)
Net income	—	—	—	—	—	—	—	33,831	33,831
Balance at March 31, 2013	125	$1	39,064	$391	1,267,379	$12,674	$8,298,344	$(3,408,165)	$4,903,245

See Notes to Consolidated Financial Statements.

Clarion Partners Property Trust Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,831	$352,542
Adjustments to reconcile net income to net cash used in operating activities:
Equity income from non-consolidated joint venture	(20,278)	—
Non-cash revenue for below market lease	(12,903)	—
Amortization of deferred financing costs	5,274	—
Depreciation and amortization	83,804	—
Unrealized gain on derivative financial instrument	(6,942)	—
Changes in assets and liabilities:
Due from affiliate and other receivables	(411,915)	—
Prepaid expenses	85,167	67,500
Other assets	—	4,573
Due to affiliate	322,933	(424,615)
Accrued expenses	(119,008)	—
Net cash used in operating activities	(40,037)	—

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions from nonconsolidated joint venture	87,278	—
Net cash provided by investor activities	87,278	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock	125,000
Proceeds from issuance of common stock	698,000	—
Payments of offering costs and fees related to preferred stock issuance	(17,500)
Payments of offering costs and fees related to common stock issuance	(65,735)	—
Distributions paid	(97,338)	—
Net cash provided by financing activities	642,427	—

Net increase in cash and cash equivalents	689,668	—
Cash and cash equivalents, beginning of period	3,707,591	200,000
Cash and cash equivalents, end of period	$4,397,259	$200,000

SUPPLEMENTAL DISCLOSURES OF FINANCING ACTIVITIES:
Distributions declared and unpaid	$185,397	$—

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$32,041	$—

See Notes to Consolidated Financial Statements.

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements

March 31, 2013

(Unaudited)

1. Organization and Offering

Clarion Partners Property Trust Inc. (the “Company”), was formed on November 3, 2009 as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes for the year ended December 31, 2012. Substantially all of the Company’s business is conducted through CPT Real Estate LP, the Company’s operating partnership (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership and has contributed $199,000 to the Operating Partnership in exchange for its general partner interest. The initial limited partner of the Operating Partnership is CPT OP Partner LLC (“CPT OP Partner”), a wholly owned subsidiary of the Company, which has contributed $1,000 to the Operating Partnership. On May 16, 2011, the Company’s Registration Statement on Form S-11, as amended (File No. 333-164777) (the “Registration Statement”), for its initial public offering (the “Offering”) was declared effective by the Securities and Exchange Commission (the “SEC”). The Company’s fiscal year end is December 31.

The Company was organized to invest primarily in a diversified portfolio of (1) income-producing properties which may include office, industrial, retail, multifamily residential, hospitality and other real property types, (2) debt and equity interests backed principally by real estate (collectively, “real estate related assets”) and (3) cash, cash equivalents and other short-term investments. As discussed in Note 8, the Company was initially capitalized by issuing 20,000 Class A shares of its common stock to Clarion Partners, LLC (“Clarion Partners” or the “Sponsor”),  on November 10, 2009.

CPT Advisors LLC (the “Advisor”), a wholly owned subsidiary of Clarion Partners, manages the day-to-day operations of the Company.

The Company is offering to the public, pursuant to its Registration Statement, up to $2,000,000,000 of shares of its common stock in its primary offering and up to $250,000,000 of shares of its common stock pursuant to its distribution reinvestment plan. The Company is offering to sell any combination of Class A and Class W shares of its common stock with a dollar value up to the maximum offering amount. The Company may reallocate the shares offered between the primary offering and the distribution reinvestment plan. As of March 31, 2013, the Company had 1,306,443 shares of common stock outstanding, consisting of 39,064 shares of Class A common stock and 1,267,379 shares of Class W common stock, for total offering proceeds of $13,088,840 and had 125 shares of preferred stock outstanding for total proceeds of $125,000. The per share purchase price of the Company’s common stock varies from day-to-day and equals, for each class of common stock, the Company’s net asset value, (“NAV”), for such class, divided by the number of shares of that class outstanding as of the end of business each day after giving effect to any share purchases or redemptions to be effected on such day, plus, for Class A shares only, applicable selling commissions.

As of March 31, 2013, the Company owned one medical office property located in Darien, Connecticut containing 18,754 rentable square feet, and a 50% interest in a joint venture investment, which owns an industrial property located in Macungie, Pennsylvania containing 315,000 rentable square feet. These properties are 100% leased at March 31, 2013.

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

These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the SEC and should be read in conjunction with the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 14, 2013.

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements

March 31, 2013

(Unaudited)

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

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related assets may not be recoverable. Impairment indicators that the Company considers include, but are not limited to, bankruptcy or other credit concerns of a property’s major tenant, such as a history of late payments, rental concessions, and other factors, a significant decrease in a property’s revenues due to lease terminations, vacancies, co-tenancy clauses, reduced lease rates or other circumstances. When indicators of potential impairment are present, the Company assesses the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, the Company will adjust the real estate and related assets and liabilities to their respective fair values and recognize an impairment loss. Generally fair value is determined using a discounted cash flow analysis and recent comparable sales transactions. As of March 31, 2013, the Company had not identified any impairment indicators related to the Company’s properties.

When developing estimates of future cash flows, the Company makes assumptions such as future market rental rates subsequent to the expiration of current lease agreements, property operating expenses, terminal capitalization and discount rates, the number of months needed to re-lease the property, required tenant improvements and the number of years the property will be held for investment. The use of alternative assumptions in estimating future cash flows could result in a different assessment of the property’s future cash flows and a different conclusion regarding the existence of impairment, the extent of such loss, if any, as well as the carrying value of the real estate and related assets.

When a real estate asset is identified as held for sale, the Company will cease depreciation and amortization of the assets and related liabilities and estimate the fair value, net of selling costs. If, in management’s opinion, the estimated fair value of the asset, net of selling costs, is less than the net book value of the asset, an adjustment to the carrying value would be recorded to reflect the estimated fair value of the property, net of selling costs.  No properties were identified as held for sale as of March 31, 2013.

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements

March 31, 2013

(Unaudited)

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

A joint venture investment where (a) the Company is the managing member but does not exercise substantial operating control over the entity or (b) the entity is a variable interest entity (“VIE”) and the Company is not deemed to be the primary beneficiary, is accounted for using the equity method.  If an entity is determined to be VIE, the Company consolidates the entity if it is deemed to be the primary beneficiary.  The primary beneficiary is the entity that (a) has the power to direct the activities that most significantly impact the VIE and (b) that absorbs a majority of the expected losses of the VIE or a majority of the expected residual returns of the VIE, or both.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.  Cash equivalents may include cash and short-term investments.  Short-term investments are

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements

March 31, 2013

(Unaudited)

stated at cost, which approximates fair value and may consist of investments in money market accounts. There are no restrictions on the use of the Company’s cash balance.

Prepaid Expenses

Prepaid expenses currently include board of directors’ fees and insurance incurred as of the consolidated balance sheet date that relate to future periods. Any amounts with no future economic benefit are charged to earnings when identified.

Deferred Financing Costs

Deferred financing costs are the direct costs associated with obtaining financing. Such costs include commitment fees, legal fees and other third-party costs associated with obtaining commitments for financing that result in a closing of such financing. The Company amortizes these costs on a straight-line basis, which approximates the effective interest method, over the terms of the obligations, once the loan process is completed.  Amortization of deferred financing costs for the three months ended March 31, 2013 was $5,274, which is included in interest expense in the consolidated statements of operations.

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

The Company records all derivatives at fair value on the balance sheet and is characterized as either cash flow hedges or fair value hedges.  For derivative instruments designated as hedging instruments, the gain or loss, resulting from the change in the estimated fair value of the derivative instruments, are reflected in accumulated other comprehensive income.  For derivative instruments not designated as hedging instruments, the unrealized gain or loss, resulting from the change in the estimated fair value of the derivative instruments, is recognized in the consolidated statements of operations during the period of change.

The accounting for subsequent changes in the fair value of these derivatives depends on whether each has been designed and qualifies for hedge accounting treatment.  If the Company elects not to apply or the hedge does not qualify for hedge accounting treatment, any changes in the fair value of these derivative instruments is recognized immediately in unrealized gains (losses) on derivative financial instruments in the consolidated statements of operations.  If the derivative is designated and qualifies for hedge accounting treatment the change in the estimated fair value of the derivative is recorded in other comprehensive income (loss) to the extent that it is effective.  Any

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements

March 31, 2013

(Unaudited)

ineffective portion of a derivative’s change in fair value will be immediately recognized in the consolidated statements of operations.

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

Although the Company has determined that the majority of the inputs used to value its derivative falls within Level 2 of the fair value hierarchy, the credit valuation adjustment associated with that derivative utilizes Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty. However, as of March 31, 2013, the Company has assessed the significance of the impact of the credit valuation adjustment on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company’s derivatives. As a result, the Company has determined that its derivative valuation in its entirety is classified in Level 2 of the fair value hierarchy.

Organization, Offering and Operating Costs

Organization and offering expenses (other than selling commissions) include costs and expenses incurred by the Company in connection with the Company’s formation, preparing for the Offering, the qualification and registration of the Offering, and the marketing and distribution of the Company’s shares.  Offering costs will include, but are not limited to the dealer manager and distribution fees, accounting and legal fees (including legal fees of the dealer manager), costs to prepare and update the Registration Statement and the prospectus, printing, mailing and distribution costs, filing fees, amounts to reimburse the Advisor or its affiliates for the salaries of employees and other costs in connection with preparing supplemental sales literature, amounts to reimburse ING Investments Distributor, LLC (the “Dealer Manager”) for amounts that it may pay to reimburse the bona fide due diligence expenses of any participating broker-dealers supported by detailed and itemized invoices, fees of the transfer agent, registrars, trustees, depositories and experts, the cost of educational conferences held by the Company (including the travel, meal and lodging costs of registered representatives of any participating broker-dealers), and attendance fees and cost reimbursement for employees of affiliates to attend retail seminars conducted by broker-dealers.

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements

March 31, 2013

(Unaudited)

The Advisor and Dealer Manager have agreed to fund the Company’s organization and offering expenses (other than selling commissions, dealer manager fees and distribution fees) and operating expenses through October 31, 2012, the day the Company’s escrow period concluded. The Company will reimburse the Advisor and the Dealer Manager for such expenses ratably on a monthly basis over the period from November 1, 2013 through October 31, 2017. The Company will reimburse the Advisor and dealer manager for organization and offering expenses that they subsequently incur on the Company’s behalf (other than selling commissions, the dealer manager fee and distribution fees) as and when incurred. Total organization and offering expenses (including selling commissions, dealer manager and distribution fees and bona fide due diligence expenses) cannot exceed 15% of the gross proceeds at the end of the Offering.

Organizational expenses will be expensed as incurred. Offering costs incurred by the Company and the Advisor on behalf of the Company will be deferred and charged against the proceeds of the continuous public offering as a reduction of stockholders’ equity.  The Advisor has funded on behalf of the Company costs totaling approximately $6.4 million of organization, offering and operating expenses through October 31, 2012, the day the Company’s escrow period concluded, of which $3.4 million represented offering costs, $0.8 million represented organizational costs, and $2.2 million represented operating expenses, which the Company recorded in its consolidated financial statements for the year ended December 31, 2012.  As of March 31, 2013, the Company had incurred a total of $3.6 million in offering costs.  The Company had an outstanding payable due to affiliate of $6.8 million as recorded on the consolidated balance sheets at March 31, 2013.

On November 5, 2012, the Company entered into an expense support agreement (“Expense Support Agreement”) with the Sponsor.  Pursuant to the terms of the Expense Support Agreement, commencing with the partial quarter ended December 31, 2012 and on a quarterly basis thereafter, the Sponsor may, in its sole discretion, reimburse the Company for, or pay on its behalf, all or a portion of its organization, offering and operating expenses.  For the partial quarter ended December 31, 2012, the Sponsor has agreed to fund the organization, offering and operating expenses the Company has incurred for that period.  As such, the Company recognized a receivable from the Sponsor of $475,484 at December 31, 2012, which the Sponsor reimbursed the Company in the first quarter of 2013.  The Sponsor has agreed to fund the Company’s organization, offering and operating expenses the Company has incurred for the quarter ended March 31, 2013. At March 31, 2013, the Company recognized a receivable from the Sponsor of $884,000 as recorded in due from affiliate and other receivables on the consolidated balance sheets.  Once the Company raises $350.0 million in gross offering proceeds, it is required to reimburse the Sponsor for these expenses in the amount of $250,000 per quarter.

Income Taxes

The Company intends to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with the Company’s taxable year ended December 31, 2012. In order to maintain the Company’s qualification as a REIT, the Company is required to, among other things, distribute at least 90% of the Company’s REIT taxable income to the Company’s stockholders and meet certain tests regarding the nature of the Company’s income and assets. As a REIT, the Company will not be subject to federal income tax with respect to the portion of the Company’s income that meets certain criteria and is distributed annually to stockholders. The Company intends to operate in a manner that allows the Company to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If the Company were to fail to meet these requirements, it could be subject to federal income tax on the Company’s taxable income at regular corporate rates. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. The Company will also be disqualified for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions.

Redeemable Common Stock

The Company has adopted a share redemption program that permits its stockholders to redeem their shares, subject to certain limitations.  The Company records amounts that are redeemable under the share redemption

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements

March 31, 2013

(Unaudited)

program as redeemable common stock outside of permanent equity in its consolidated balance sheets. Changes in the value from period to period are recorded as an adjustment to additional paid-in capital.

As discussed in Note 8, the maximum amount available for redemptions for that quarter will be equal to (1) 5% of the combined NAV of both classes of shares, calculated as of the last day of the previous calendar quarter, plus (2) proceeds from sales of new shares in the Offering (including reinvestment of distributions) since the beginning of the current calendar quarter, less (3) redemption proceeds paid since the beginning of the current calendar quarter.  The total redeemable common stock at March 31, 2013 totaled $1,332,596 resulting from $621,472, 5% of the December 31, 2012 NAV of $12,429,448, plus $698,000 of gross offering proceeds of new shares issued through the Company’s public offering and $13,124 of gross offering proceeds of new shares issued through the Company’s distribution reinvestment plan.

Basic and Diluted Earnings per Common Share

Basic earnings (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during each period.  Diluted earnings (loss) per share includes the effects of potentially issuable common shares, but only if dilutive.  The Company did not have any dilutive shares as of March 31, 2013.

Stock-Based Compensation

The Company has adopted a stock-based long-term incentive award plan for employees, directors, consultants and advisors.  The Company accounts for this plan in accordance with ASC 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based awards granted.  No stock awards were issued under the plan as of March 31, 2013.

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

Concentration of Credit Risk

As of March 31, 2013, the Company had cash on deposit at two financial institutions, one of which had $0.7 million in deposits and the other had $3.7 million in deposits which is in excess of federally insured levels; however, the Company has not experienced any losses in this account.  The Company limits significant cash holdings to accounts held by financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits.

As of March 31, 2013, 100% of the Company’s gross rental revenues were from a medical office building the Company owns in Connecticut. Stamford Health System, Inc., the sole tenant in the property, is a not-for-profit

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements

March 31, 2013

(Unaudited)

provider of comprehensive healthcare services and has a Fitch credit rating of A. In addition, the Company owns a 50% interest in a joint venture investment with a related party. The joint venture owns an industrial property located in Pennsylvania, which has 2 tenants, each occupying 157,500 square feet.

Reportable Segments

The Company’s current business plan consists of owning, managing, operating, leasing, acquiring, developing, investing in, and disposing of real estate related assets. Currently, the Company internally evaluates all of its real estate related assets as one industry segment, and, accordingly, it does not report segment information.

Interest Expense

Interest is charged to interest expense as it accrues.  No interest costs have been capitalized.

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

The Company’s policy is to pay distributions from cash flow from operations. However, the Company is authorized to fund distributions from any other source, including, without limitation, the proceeds of the Offering, borrowings, expense support payments from the Sponsor, the sale of properties or other investments. Distributions may constitute a return of capital. The Company has not established a minimum distribution level and the amount of any distributions will be determined by the Company’s board of directors and will depend on, among other things, current and projected cash requirements, tax considerations and other factors deemed relevant by its board.

3. Fair Value Measurements

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:

Cash and cash equivalents, due from affiliate and other receivables, prepaid expenses, due to affiliate, accrued expenses, and distributions payable  — The Company considers the carrying values of these financial instruments to approximate fair value because of the short period of time between origination of the instruments and their expected realization.

Mortgage note payable — The Company estimates the fair value for its mortgage note payable based on discounted cash flow models, based on Level 3 inputs. See Note 5 for the discussion of the fair value of the mortgage not payable.

Derivative financial instrument - The fair value is determined by using the appropriate market-based yield curves to calculate and discount the expected cash flows.  Cash flow models are based upon the appropriate fixed rate and variable rate components of the contracts, as applicable.  The derivative financial instrument is classified as Level 2 as the valuation includes inputs that are other-than-quoted prices in active markets and unobservable. See Note 6 for the discussion of the fair value of the derivative financial instrument.

Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for, on disposition of the financial instruments.

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements

March 31, 2013

(Unaudited)

4. Real Estate Investment

The Company did not make any acquisitions for the three months ended March 31, 2013.

The Company’s real estate investment was comprised of the following as of March 31, 2013:

Portfolio Property	Acquisition Date	Number of Properties	Rentable Square Feet	Occupancy	Remaining Lease Term(1)	Base Purchase Price	Carrying Amount	Capitalization Rate(2)	Annualized Rental Income(3) per Rented Square Foot
Darien Property	10/31/2012	1	18,754	100%	10.7	$7,200,000	$7,081,831	6.6%	$24.50
		1	18,754	100%	10.7	$7,200,000	$7,081,831	6.6%	$24.50

(1)                                     Remaining lease term in years as of March 31, 2013, calculated on a weighted-average basis by annualized rental income.

(2)                                     Capitalization rate based on projected net operating income during the period April 2013-March 2014, divided by the Base Purchase Price, excluding acquisition related costs.

(3)                                     Annualized rental income as of March 31, 2013 for the property, as applicable, on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

5. Mortgage Note Payable

On October 31, 2012, the Company entered into a $3,960,000 mortgage loan, (the “Loan”), with Sovereign Bank, N.A (“Sovereign”). The Loan matures on October 31, 2017 and, subject to certain conditions, may be extended for up to two years. The loan is an interest-only loan that bears interest at a variable per annum rate equal to the adjusted British Bankers Association LIBOR Rate plus 230 basis points, payable monthly. The Loan is secured by (i) a first mortgage on the Darien Property and all other assets of CPPT Darien and (ii) first priority collateral assignments of rents and other contracts with respect to the Darien Property. The Loan is non-recourse to CPPT Darien and the Company, except for customary environmental indemnification carve-outs. In addition, the Company provided a guaranty for customary recourse obligations for any loss, damage or liability suffered by the Lender that arises from certain intentional acts committed by CPPT Darien such as, for example, fraud and intentional misrepresentations.  The debt service coverage ratio shall not be less than 1.50.  The Loan to Value Ratio shall not be greater than 60%.  The Company may prepay the loan at any time without premium or penalty, and Sovereign may accelerate the loan upon the occurrence of customary events of loan default.   The Company estimates the fair value of the Loan as of March 31, 2013 to be $3,986,468.

6. Derivative Financial Instrument

On October 31, 2012, the Company entered into an interest rate swap agreement (the “Swap”) with Sovereign with respect to the full principal amount of the loan. The Swap hedges the interest payment under the loan to a fixed rate of 3.31% per annum. The termination date of the Swap is November 1, 2017.  The fair value of the Swap is a liability of $52,361 at March 31, 2013.

7. Non-Consolidated Joint Venture Investment

The Company did not enter into any new joint venture investments for the three months ended March 31, 2013.

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements

March 31, 2013

(Unaudited)

The Company’s non-consolidated joint venture investment was comprised of the following as of March 31, 2013:

Portfolio Property	Acquisition Date	Number of Properties	Rentable Square Feet	Occupancy	Remaining Lease Term(1)	Base Purchase Price(2)	Carrying Amount	Capitalization Rate(3)	Annualized Rental Income(4) per Rented Square Foot
Lehigh Valley South	10/18/2012	1	315,000	100%	7.3	$9,843,750	$5,008,567	7.3%	$4.69
		1	315,000	100%	7.3	$9,843,750	$5,008,567	7.3%	$4.69

(1)                                     Remaining lease term in years as of March 31, 2013, calculated on a weighted-average basis by annualized rental income.

(2)                                     Base Purchase Price at 50% share. Purchase Price for 100% of the asset totals $19,687,500, excluding acquisition related costs. The Company is currently in the process of analyzing the fair value of the in-place leases; and consequently, no value has yet been assigned to the leases.  Therefore, the purchase price allocation is preliminary and subject to change.

(3)                                     Capitalization rate based on projected net operating income during the period April 2013-March 2014, divided by the Base Purchase Price, excluding acquisition related costs.

(4)                                     Annualized rental income as of March 31, 2013 for the property, as applicable, on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

Pursuant to the terms of the joint venture agreement (the “Joint Venture Agreement”) between CPPT Lehigh LLC, a Delaware limited liability company (“CPPT Lehigh”), and a wholly owned subsidiary of the Operating Partnership and LIT Industrial Limited Partnership, a Delaware limited partnership (“LIT”), a limited partnership indirectly owned by Lion Industrial Trust, a privately held REIT managed by the Sponsor to form LIT/CPPT Lehigh Venture LLC (the “Venture”), LIT serves as the administrative member and manage the day-to-day affairs of the Venture. The Joint Venture Agreement contains a list of customary major decisions that require the approval of both LIT and CPPT Lehigh.

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

In addition, the Venture entered into an interest rate swap agreement with Wells Fargo Bank N.A.  The notional amount of the swap is $10,400,000 and matures on October 25, 2017.  Pursuant to the terms of the swap agreement, the Venture pays a fixed rate of 1.10% and receives a floating rate of 1—month LIBOR.  By entering into this agreement, the interest rate is fixed at a rate of 3.60%.

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements

March 31, 2013

(Unaudited)

Presented below is a summary of the unaudited financial information of the Venture for the three months ended March 31, 2013.  The amounts presented below are in thousands.

Three Months ended March 31, 2013
Operating Data:
Total revenue	$493,289
Total expenses	$421,006
Net income	$72,283

For the three months ended March 31, 2013, the Company recognized equity income from this non-consolidated joint venture of $20,278 which was recorded in the consolidated statements of operations.  The Company recognized additional amortization expense of $15,863, which is due to the Company’s carrying basis in the Venture.

8. Equity

Common Stock

Under the Company’s charter, the Company has the authority to issue 1,000,000,000 shares of its common stock, 700,000,000 of which are classified as Class A shares and 300,000,000 of which are classified as Class W shares, and 50,000,000 shares of preferred stock. All shares of such stock have a par value of $0.01 per share. On November 10, 2009, Clarion Partners purchased 20,000 Class A shares of the Company’s common stock for total cash consideration of $200,000 to provide the Company’s initial capitalization. The Company’s board of directors is authorized to amend its charter, without the approval of the stockholders, to increase or decrease the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. As of March 31, 2013, the Company had 1,306,443 shares of common stock outstanding, consisting of 39,064 shares of Class A common stock and 1,267,379 shares of Class W common stock and had received total offering proceeds of $13,088,840. The NAV per Class A common stock on March 31, 2013 was $10.17.  The NAV per Class W common stock on March 31, 2013 was $10.17.

Preferred Stock

On January 25, 2013, the Company issued and sold all 125 shares of its newly designated 12.5% Series A Cumulative Non-Voting Preferred Stock, $0.01 par value per share (the “Series A Preferred Stock”), for a purchase price of $1,000 per share, or $125,000 in the aggregate, to 125 accredited investors who were not affiliated with the Company (the “Preferred Stock Offering”). The Preferred Stock Offering was not registered under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the exemption from such registration requirements provided by Section 4(2) of the Securities Act for transactions not involving any public offering and Rule 506 of Regulation D promulgated thereunder.

The Series A Preferred Stock ranks senior to the Company’s common stock. Holders of the Series A Preferred Stock are entitled to receive cumulative preferential cash distributions per share at a rate of 12.5% per annum of the total of $1,000, plus accumulated and unpaid distributions thereon. The Company may not declare any distributions on any junior equity securities (including common stock) or redeem any such securities unless the cumulative dividends on the outstanding shares of Series A Preferred Stock have been declared and either (i) such distributions have been paid or (ii) sufficient funds for the payment thereof have been set aside. The Company may redeem the Series A Preferred Stock at any time for a redemption price per share (the “Redemption Price”) equal to the sum of (i) $1,000, (ii) all accrued and unpaid distributions thereon and (iii) if the date of the redemption is on or before December 31, 2014, a redemption premium of $100. Holders of the Series A Preferred Stock have no voting rights

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements

March 31, 2013

(Unaudited)

except with respect to certain specific matters that adversely affect their rights, preferences, privileges or voting powers.

Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan that will allow stockholders to have the cash distributions attributable to the class of shares that the stockholder owns automatically invested in additional shares of the same class. Shares are offered pursuant to the Company’s distribution reinvestment plan at NAV per share applicable to that class, calculated as of the distribution date. Stockholders who elect to participate in the distribution reinvestment plan, and who are subject to U.S. federal income taxation laws, may incur a tax liability on an amount equal to the fair value on the relevant distribution date of the shares of the Company’s common stock purchased with reinvested distributions, even though such stockholders have elected not to receive the distributions used to purchase those shares of its common stock in cash.  For the three month period ended March 31, 2013, $13,124 or 1,305 shares were issued under the Company’s distribution reinvestment plan.

Share Redemption Plan

The Company has adopted a redemption plan whereby on a daily basis stockholders may request the redemption of all or any portion of their shares beginning on the first day of the calendar quarter following the conclusion of the Company’s escrow period, which concluded on October 31, 2012.  The redemption price per share will be equal to the Company’s NAV per share of the class of shares being redeemed on the date of redemption.

Under the redemption plan, the total amount of net redemptions during any calendar quarter is limited to shares whose aggregate value (based on the redemption price per share on the day the redemption is effected) is 5% of the combined NAV of both classes of shares, calculated as of the last day of the previous calendar quarter, which means that net redemptions will be limited to approximately 20% of the total NAV in any 12-month period.  The Company uses the term “net redemptions” to mean the excess of share redemptions (capital outflows) over share purchases (capital inflows) in the Offering.  As a result, redemptions will count against the 5% cap during a calendar quarter only to the extent the aggregate value of share redemptions during the quarter exceeds the aggregate value of share purchases in the same quarter.  Thus, on any business day during a calendar quarter, the maximum amount available for redemptions for that quarter will be equal to (1) 5% of the combined NAV of both classes of shares, calculated as of the last day of the previous calendar quarter, plus (2) proceeds from sales of new shares in the Offering (including reinvestment of distributions) since the beginning of the current calendar quarter, less (3) redemption proceeds paid since the beginning of the current calendar quarter.  If the quarterly redemption limitation is reached during a given day, the Company will no longer accept redemptions for the remainder of the quarter, regardless of additional share purchases by investors in the Offering for the remainder of such quarter. The combined NAV of both share classes at March 31, 2013 was $13,286,519 resulting in a second quarter 2013 cap of $664,326. The combined NAV of both share classes at December 31, 2012 was $12,429,448 resulting in a first quarter 2013 cap of $621,472.

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

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements

March 31, 2013

(Unaudited)

date it is determined that the stockholder has failed to meet the minimum balance, less the short-term trading discount of 2%, if applicable. Minimum account redemptions will apply even in the event that the failure to meet the minimum balance is caused solely by a decline in the Company’s NAV.

The Company’s board of directors has the discretion to suspend or modify the share redemption plan if (1) it determines that such action is in the best interests of the Company’s stockholders, (2) it determines that it is necessary due to regulatory changes or changes in law or (3) it becomes aware of undisclosed material information that it believes should be publicly disclosed before shares are redeemed.  In addition, the Company’s board of directors may suspend the offering, including the share redemption plan, if it determines that the calculation of NAV is materially incorrect or there is a condition that restricts the valuation of a material portion of the Company’s assets. From November 3, 2009, the date of the Company’s inception, to March 31, 2013, the Company has not redeemed, and has not received requests to redeem, any shares of its Class A or Class W common stock.

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

No stock awards were issued under the Long-Term Incentive Plan as of March 31, 2013.

9. Distributions

On March 7, 2013, the Company’s board of directors authorized and declared cash distributions for the period commencing on January 1, 2013 and ending on March 31, 2013 for each share of the Company’s Class A and Class W common stock outstanding as of March 28, 2013. Both distributions were paid on April 1, 2013. Holders of Class W shares received an amount equal to $0.13980 per share, and holders of Class A shares received an amount equal to $0.13702 per share ($0.13980 per share less an amount calculated at the end of the distribution period equal to the class-specific expenses incurred during the distribution period that are allocable to each Class A share).

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements

March 31, 2013

(Unaudited)

10. Related Party Arrangements

Advisory Agreement

At March 31, 2013, the Company had the following amounts due to the Advisor:

March 31, 2013
Due to Advisor:
Pre-break expenses (1)	$6,409,861
First quarter 2013 advisory fees (2)	28,762
First quarter 2013 expense reimbursements (3)	400,926
Total due to advisor	$6,839,549

(1)         The Advisor and Dealer Manager have agreed to fund the Company’s organization and offering expenses (other than selling commissions, dealer manager fees and distribution fees) and operating expenses through October 31, 2012, the day the Company’s escrow period concluded. The Company will reimburse the Advisor and the Dealer Manager for such expenses ratably on a monthly basis over the period from November 1, 2013 through October 31, 2017.

(2)         The Company pays the Advisor an advisory fee equal to a fixed component that accrues daily in an amount equal to 1/365th of 0.90% of the Company’s NAV for each class for such day. The fixed component of the advisory fee is payable quarterly in arrears.

(3)         The Company will reimburse the Advisor for all expenses paid or incurred by the Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse the Advisor for any amount by which its operating expenses (including the advisory fee) at the end of the four preceding fiscal quarters exceed the greater of: (1) 2% of its average invested assets; or (2) 25% of its net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period. Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. All outstanding amounts that were payable at December 31, 2012 had been reimbursed to the Advisor during the first quarter of 2013.

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

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements

March 31, 2013

(Unaudited)

Expense Support

At March 31, 2013, the Sponsor had agreed to provide the following expense support pursuant to the Expense Support Agreement:

March 31, 2013
Fourth quarter 2012	$475,484
First quarter 2013	884,000
Total expense support	$1,359,484

On November 5, 2012, the Company entered into an Expense Support Agreement with the Sponsor.  Pursuant to the terms of such agreement, commencing with the partial quarter ended December 31, 2012 and on a quarterly basis thereafter, the Sponsor may, in its sole discretion, reimburse the Company for, or pay on its behalf, all or a portion of its organization, offering and operating expenses.  For the first quarter ended March 31, 2013 and for the partial quarter ended December 31, 2012, the Sponsor has agreed to fund the organization, offering and operating expenses the Company has incurred for such periods. The Company received the fourth quarter 2012 expense reimbursement during the first quarter of 2013. Any amount the Company has not received is recorded as a due from an affiliate and other receivables on the consolidated balance sheets. Once the Company raises $350.0 million in gross offering proceeds, it is required to reimburse the Sponsor for these expenses in the amount of $250,000 per quarter.

Joint Venture Investment

As discussed in Note 7, Non-Consolidated Joint Venture Investment, on October 18, 2012, CPPT Lehigh entered into the Joint Venture Agreement with LIT, a limited partnership indirectly owned by Lion Industrial Trust, a privately held REIT managed by the Sponsor, to form the Venture for the purpose of purchasing and operating Lehigh Valley South.  The Company’s board of directors, including the independent directors not otherwise interested in the transaction, approved the joint venture and its terms as being fair and reasonable to the Company and on substantially the same terms and conditions as those received by other joint venturers.

11. Economic Dependency

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

12. Income Taxes

The Company intends to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with the Company’s taxable year ended December 31, 2012. In order to maintain the Company’s qualification as a REIT, the Company is required to, among other things, distribute at least 90% of the Company’s REIT taxable income to the Company’s stockholders and meet certain tests regarding the nature of the Company’s income and assets. As a REIT, the Company will not be subject to federal income tax with respect to the portion of the Company’s income that meets certain criteria and is distributed annually to stockholders. The Company intends to operate in a manner that allows the Company to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If the Company were to fail to meet these requirements, it could be subject to federal income tax on the Company’s taxable income at regular corporate rates. The Company would not be able to deduct distributions paid to stockholders in any year in which it fails to qualify as a REIT. The Company will also be disqualified for the four taxable years following the year during which qualification was lost unless the Company is entitled to relief under specific statutory provisions.

Clarion Partners Property Trust Inc.

Notes to Consolidated Financial Statements

March 31, 2013

(Unaudited)

13. Commitments and Contingencies

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

14. Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-Q.

On April 1, 2013, the Company paid its distributions that were payable at March 31, 2013. Pursuant to its distribution reinvestment plan, $21,687 was reinvested into the Company resulting in an additional 2,130 shares outstanding. The remaining amount of $160,845 was paid in cash.

On April 4, 2013, the Company invested an aggregate of approximately $100,000 in shares of common stock of 14 publicly traded real estate related companies.

On May 9, 2013, the Company’s board of directors approved the renewal, effective May 16, 2013, of the Second Amended and Restated Advisory Agreement (the “Advisory Agreement”) by and among the Company, CPT Real Estate LP and CPT Advisors LLC through May 16, 2014, upon terms that are identical to those of the Advisory Agreement as previously in effect.

On May 9, 2013, the Company’s board of directors authorized and declared cash distributions for the period commencing on April 1, 2013 and ending on June 30, 2013, or the distribution period, for each share of the Company’s Class A and Class W common stock outstanding as of June 27, 2013. Both distributions will be paid on July 1, 2013. Holders of Class W shares will receive an amount equal to $0.1398 per share, and holders of Class A shares will receive an amount equal to $0.1398 per share, less an amount calculated at the end of the distribution period equal to the class-specific expenses incurred during the distribution period that are allocable to each Class A share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is intended to provide the reader with information that will assist in understanding our financial statements and the reasons for changes in key components of our financial statements from period to period.  MD&A also provides the reader with our perspective on our financial position and liquidity, as well as certain other factors that may affect our future results.  Our MD&A should be read in conjunction with our accompanying financial statements and the notes thereto.  As used herein, the terms “Company”, “we,” “our” and “us” refer to Clarion Partners Property Trust Inc., a Maryland corporation, including, as required by context, CPT Real Estate LP (the “Operating Partnership”), a Delaware limited partnership.

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

•                  the fact that the purchase price and redemption price for our shares will be based on our net asset value (“NAV”), and our published NAV may not accurately reflect the value of our assets;

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

All forward-looking statements included herein should be read in light of the factors identified in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC.

Overview

Clarion Partners Property Trust Inc. was formed as a Maryland corporation on November 3, 2009 for the purpose of investing primarily in a diversified portfolio of income-producing real estate properties and other real estate related assets. We intend to qualify as a real estate investment trust, or REIT, for federal tax purposes beginning with the taxable year ended December 31, 2012. As of March 31, 2013, we owned one property comprising 18,754 rentable square feet of medical office space.  In addition, we own 50% of a joint venture that owns a 315,000 rentable square foot industrial property.  As of March 31, 2013, these properties were 100% leased.

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

On May 16, 2011, the initial offering date, our registration statement on Form S-11 (File No. 333-164777) for our initial public offering was declared effective by the SEC.  The registration statement covers our initial public offering of up to $2,250,000,000 of shares of our common stock, consisting of up to $2,000,000,000 of shares in our primary offering and up to $250,000,000 of shares pursuant to our distribution reinvestment plan.  We may reallocate the shares offered between our primary offering and our distribution reinvestment plan. We are offering to the public any combination of two classes of shares of our common stock, Class A shares and Class W shares. As of March 31, 2013, we had 1,306,443 shares of common stock outstanding, consisting of 39,064 shares of Class A common stock and 1,267,379 shares of Class W common stock, for total offering proceeds of $13,088,840 and had 125 shares of preferred stock outstanding for total proceeds of $125,000.

Our shares are sold at NAV per share for the applicable class of shares, plus, for Class A shares only, applicable selling commissions. Each class of shares will have a different NAV per share because certain fees are charged differently with respect to each class.

Results of Operations

We did not make any acquisitions for the quarter ended March 31, 2013, our first full quarter since our escrow period concluded. Rental revenues for the three months ended March 31, 2013 were $127,771 from the Darien Property. We did not own any properties during the three months ended March 31, 2012. General and administrative expenses for the three months ended March 31, 2013 and 2012 were approximately $852,537 and $(352,542), respectively. Our sponsor has agreed to provide expense support for the quarter ended March 31, 2013 of $884,000.

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

Portfolio Information

Our portfolio of real estate investments was comprised of the following properties as of March 31, 2013:

Portfolio Property	Acquisition Date	Number of Properties	Rentable Square Feet	Occupancy	Remaining Lease Term(1)	Base Purchase Price		Capitalization Rate(3)	Annualized Rental Income(4) per Rented Square Foot
Lehigh Valley South (50% joint venture investment)	10/18/2012	1	315,000	100%	7.3	$9,843,750	(2)	7.3%	$4.69
Darien Property	10/31/2012	1	18,754	100%	10.7	$7,200,000		6.6%	$24.50
		2	333,754	100%	8.1	$17,043,750		7.0%	$5.80

(1)                                     Remaining lease term in years as of March 31, 2013, calculated on a weighted-average basis by annualized rental income.

(2)                                     Base Purchase Price at 50% share. Purchase Price for 100% of the asset totals $19,687,500, excluding acquisition related costs.

(3)                                     Capitalization rate based on projected net operating income during the period April 2013-March 2014, divided by the Base Purchase Price, excluding acquisition related costs.

(4)                                     Annualized rental income as of March 31, 2013 for the property, as applicable, on a straight-line basis, which includes tenant concessions such as free rent, as applicable.

Darien Property

The Darien Property, located in Darien, Connecticut is an 18,754 square foot, single-tenant medical office building constructed in 1997 and expanded in 2008. The Darien property is 100% leased to Stamford Health System, Inc., a not-for-profit provider of comprehensive healthcare services with a Fitch credit rating of A, pursuant to a non-cancelable, triple-net lease that expires on November 30, 2023 with an average remaining lease term of approximately 10.7 years as of March 31, 2013. As of March 31, 2013 the base rent per year was $459,473, or approximately $24.50 per square foot. In 2013 and in 2018, the tenant’s base rent will adjust based on changes in the consumer price index.

Lehigh Valley South

Lehigh Valley South, a joint venture of which we own 50%, located in Macungie, Pennsylvania is comprised of a 24.7 acre parcel of land with a 315,000 square foot, warehouse/distribution building that features 54 dock doors, two drive-in doors, trailer parking and 32 feet of usable height inside the warehouse. Lehigh Valley South was built in 2008 and is currently 100% leased to two tenants, Barry Callebaut U.S.A. LLC, or Barry Callebaut, and Quality Packaging Specialists International, LLC, or QPSI, with an average remaining lease term of approximately 7.3 years as of March 31, 2013. Both leases are triple net leases pursuant to which the tenants are responsible for the operating expenses of the property. As of March 31, 2013 Barry Callebaut had a base rent of $4.98 per square foot per year and QPSI had a base rent of $4.40 per square foot per year.

Investments in Real Estate Related Assets

We may invest a portion of our portfolio in real estate related assets other than properties. These assets may include the common and preferred stock of publicly traded real estate related companies, preferred equity interests, mortgage loans and other real estate related equity and debt instruments. Upon completion of our ramp-up period, we expect that up to 25% of our overall portfolio may be invested in real estate related assets. As of March 31, 2013, we had not invested in any real estate related assets. On April 4, 2013, we invested an aggregate of $100,000 in shares of common stock of 14 publicly traded real estate related companies.

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

Our advisor and our dealer manager have agreed to fund our organization and offering expenses (other than selling commissions, dealer manager fees and distribution fees) and operating expenses through October 31, 2012, the day our escrow period concluded totaling approximately $6.4 million. We will reimburse such expenses ratably on a monthly basis over the period from November 1, 2013 through October 31, 2017. We will reimburse our advisor and our dealer manager for organization and offering expenses that they subsequently incur on our behalf (other than selling commissions, the dealer manager fee and distribution fees) as and when incurred.

On November 5, 2012, we entered into an expense support agreement with our sponsor. Pursuant to the terms of such agreement, commencing with the partial quarter ended December 31, 2012 and on a quarterly basis thereafter, our sponsor may, in its sole discretion, reimburse us for, or pay on our behalf, all or a portion of our organization, offering and operating expenses. For the partial quarter ended December 31, 2012, our sponsor has agreed to fund a portion of our organization, offering and operating expenses we have incurred for that period. As such, we recognized a receivable from our sponsor of $475,484, which our sponsor reimbursed us for in the first quarter of 2013.  Our sponsor has agreed to fund our organization, offering and operating expenses we have incurred for the quarter ended March 31, 2013.  At March 31, 2013, we recognized a receivable from our sponsor of $884,000. Once we raise $350.0 million in gross offering proceeds, we are required to reimburse our sponsor for these expenses in the amount of $250,000 per quarter.

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

Distributions

For the quarter ended March 31, 2013, the Company declared distributions of $182,532, inclusive of $21,687 of distributions that were reinvested pursuant to the distribution reinvestment plan. For the quarter ended March 31, 2013, cash used to pay the Company’s distributions was generated from the expense support we receive from our sponsor.

For the year ended December 31, 2012, the Company declared distributions of $110,462, inclusive of $13,124 of distributions that were reinvested pursuant to the distribution reinvestment plan. For the year ended December 31, 2012, cash used to pay the Company’s distributions was generated from mortgage financings.

The following table shows the sources for the payment of distributions to common stockholders:

	Three Months Ended March 31, 2013		Year Ended December 31, 2012
		Percentage of Distributions		Percentage of Distributions
Distributions:
Distributions declared to be paid in cash(1)	$160,845		$97,338
Distributions declared to be reinvested(1)	21,687		13,124
Total distributions	$182,532		$110,462
Source of distribution coverage:
Common stock issued under the DRIP/offering proceeds	$21,687	11.9%	$13,124	11.9%
Expense support from sponsor	160,845	88.1%	—
Proceeds from financings	—		97,338	88.1%
Total sources of distribution coverage	$182,532	100.0%	$110,462	100.0%
Cash flows used in operations (GAAP basis)	$(40,037)		$(114,521)
Net income (loss) (in accordance with GAAP)	$33,831		$(2,793,595)

(1)                                 The distributions declared to be paid in cash and the distributions declared to be reinvested for the three months ended March 31, 2013 were paid on April 1, 2013. The distributions declared to be paid in cash and the distributions declared to be reinvested for the year ended December 31, 2012 were paid on January 2, 2013.

The following table compares cumulative distributions paid to cumulative net income (loss) (in accordance with GAAP) for the three months ended March 31, 2013 and for the period from January 1, 2011 through December 31, 2012:.

	Three months ended March 31, 2013	For the period from January 1, 2011 through December 31, 2012
Distributions paid:
Common stockholders in cash	$160,845	$97,338
Common stockholders pursuant to DRIP/offering proceeds	21,687	13,124
Total distributions paid	$182,532	$110,462
Reconciliation of net income (loss):
Revenues	$173,298	$110,438
General and administrative expenses	(852,537)	(2,214,680)
Organization costs	—	(778,660)
Property operating expenses	(46,027)	(23,999)
Advisory fees	(28,762)	(17,407)
Acquisition related expenses	(1,878)	(74,682)
Depreciation and amortization	(83,804)	(55,869)
Interest expense	(37,679)	(26,367)
Equity income (loss) from non-consolidated joint venture	20,278	(128,550)
Unrealized gain (loss) on derivative financial instrument	6,942	(59,303)
Expense support	884,000	475,484
Net income (loss) attributable to stockholders (in accordance with GAAP)	$33,831	$(2,793,595)

Borrowing Policies

We intend to use conservative amounts of financial leverage to provide additional funds to support our investment activities. Our target leverage ratio after we have acquired a substantial portfolio of real estate investments is 35% to 40% of the gross value of our assets. During the period when we are acquiring our portfolio, we may employ greater leverage in order to build a diversified portfolio of assets. Our board of directors may from time to time modify our borrowing policy in light of then-current economic conditions, the relative costs of debt and equity capital, the fair values of our properties, general conditions in the market for debt and equity securities, growth and acquisition opportunities or other factors. Our charter restricts the amount of indebtedness that we may incur to 300% of our net assets, which approximates 75% of the cost of our investments, but does not restrict the amount of indebtedness we may incur with respect to any single investment. Notwithstanding the foregoing, our aggregate indebtedness may exceed the limit set forth in our charter, but only if such excess is approved by a majority of our independent directors. As of March 31, 2013, we had $3,960,000 of outstanding long-term indebtedness secured by the Darien Property.  In addition, our joint venture investment has $10,400,000 of outstanding long-term indebtedness secured by Lehigh Valley South.

Related Party Transactions

Advisory Agreement

We will pay our advisor an advisory fee equal to a fixed component that accrues daily in an amount equal to 1/365th of 0.90% of our NAV for each class for such day. The fixed component of the advisory fee is payable quarterly in arrears and.  Such amounts recorded for the three months ended March 31, 2013 and for the year ended December 31, 2012 totaled $28,762 and $17,407, respectively.

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

Expense Support Agreement

On November 5, 2012, we entered into an expense support agreement with our sponsor.  Pursuant to the terms of this agreement, commencing with the partial quarter ended December 31, 2012 and on a quarterly basis thereafter, our sponsor may, in its sole discretion, reimburse us for, or pay on our behalf, all or a portion of our organization, offering and operating expenses. For the partial quarter ended December 31, 2012, our sponsor has agreed to fund a portion of our organization, offering and operating expenses we have incurred for that period. As such, we recognized a receivable from our sponsor of $475,484, which our sponsor reimbursed us for in the first quarter of 2013.  Our sponsor has agreed to fund our organization, offering and operating expenses we have incurred for the quarter ended March 31, 2013.  At March 31, 2013, we recognized a receivable from our sponsor of $884,000.  Once we raise $350.0 million in gross offering proceeds, we are required to reimburse our sponsor for these expenses in the amount of $250,000 per quarter.

Dilution

Our net tangible book value per share is a mechanical calculation using amounts from our balance sheet. It is calculated as the total book value of our tangible assets (excluding intangible assets, such as deferred costs, goodwill and any other asset that cannot be sold separately from all other assets of the business, as well as intangible assets for which recovery of book value is subject to significant uncertainty or illiquidity), less our liabilities. It assumes that the value of real estate, and real estate related assets and liabilities diminish predictably over time as shown through the depreciation and amortization of real estate investments.  Real estate values have historically risen or fallen with market conditions.  Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share.  It is not intended to reflect the value of our assets upon an orderly liquidation in accordance with our investment objectives.  Our net tangible book value reflects dilution of our common stock from the issue price as a result of (i) operating losses, which reflect accumulated depreciation and amortization of real estate investments, loan costs, acquisition costs, and unrealized losses related to our interest rate swaps, and (ii) our organization, offering and operating expenses which are now reflected as a payable due to our sponsor on our consolidated balance sheets.  As of March 31, 2013, our net tangible book value per share was $4.70, compared with our offering price per share on March 31, 2013 of $10.17 (plus selling commissions, for Class A shares only).

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

Review of our Policies

Our board of directors, including our independent directors, has reviewed our policies described in this Quarterly Report and our registration statement and determined that they are in the best interests of our stockholders because (1) they increase the likelihood that we will be able to acquire a diversified portfolio of income-producing properties, thereby reducing risk in our portfolio; (2) there are sufficient property acquisition opportunities with the attributes that we seek; (3) our executive officers, directors and affiliates of our advisor have expertise with the type of real estate investments we seek; and (4) borrowings should enable us to purchase assets and earn rental income more quickly, thereby increasing our likelihood of generating an attractive level of income for our stockholders and achieving appreciation of our NAV.

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

Our chief executive officer and chief financial officer, together with other members of our management, after conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act), as of the end of the period covered by this report, concluded that our disclosure controls and procedures were effective as of March 31, 2013 at a reasonable level of assurance.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2012, other than as set forth below.

If we pay distributions from sources other than our cash flow from operations, we will have fewer funds available for investments, which may adversely affect our ability to fund future distributions with cash flows from operations and may reduce the overall return.

Our board of directors authorized and declared our first cash distribution in the fourth quarter of 2012 and the Company began paying distributions on January 2, 2013. For the period from January 1, 2013 to March 31, 2013, we declared distributions of $182,532, inclusive of $21,687 of distributions that were reinvested pursuant to the distribution reinvestment plan. For the three months ended March 31, 2013, our cash flow used in operations of $40,037 was a shortfall of approximately $222,569, or 122% to our distributions paid of $182,532 during such period, and such shortfall was paid from common stock issued under the distribution reinvestment plan and expense support from our sponsor.

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

Using certain of these sources may result in a liability to us, which would require a future repayment. The use of these sources for distributions and the ultimate repayment of any liabilities incurred could adversely impact our ability to pay distributions in future periods, decrease our NAV, decrease the amount of cash we have available for operations and new investments and adversely impact the value of your investments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by this Quarterly Report, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), and we did not repurchase any of our securities.

On May 16, 2011, our Registration Statement on Form S-11 (File No. 333-164777), covering our offering up to $2,250,000,000 of shares of our common stock, consisting of up to $2,000,000,000 of shares in our primary offering and up to $250,000,000 of shares pursuant to our distribution reinvestment plan, was initially declared effective under the Securities Act by the SEC. On October 17, 2012, Clarion Partners CPPT Coinvestment, LLC, a wholly owned subsidiary of our sponsor purchased 1,020,000 shares of our Class W common stock for $10.00 per share, or $10,200,000 in the aggregate, pursuant to a private placement.  On November 1, 2012, following the approval of our board of directors to break escrow, we received an additional $1,460,713 in public offering proceeds from the sale of shares of our common stock.  As of March 31, 2013, we had 1,306,443 shares of common stock outstanding for total offering proceeds of $13,088,840 and 125 shares of preferred stock outstanding for total proceeds of $125,000.

ING Investments Distributor, LLC, our dealer manager, serves as the dealer manager for our offering and is responsible for the marketing of our shares. For the three month period ended March 31, 2013, we had incurred dealer manager fees of $3,473 and distribution fees of $108, and for the year ended December 31, 2012, we had incurred dealer manager fees of $1,417 and distribution fees of $41.

As of March 31, 2013, we had invested $7.2 million in a property located in Darien, Connecticut and $5.2 million in a joint venture investment located in Macungie, Pennsylvania.

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

Clarion Partners Property Trust Inc.

Date: May 15, 2013	By:	/s/ Edward L. Carey
Edward L. Carey
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2013	By:	/s/ Amy L. Boyle
Amy L. Boyle
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit	Description
3.1	Third Articles of Amendment and Restatement (filed as Exhibit 3.1 to the Company’s Form 8-K filed October 23, 2012 and incorporated herein by reference).

3.2	Articles Supplementary (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 31, 2013 and incorporated herein by reference).

3.3	Bylaws (filed as Exhibit 3.3 to the Registration Statement on Form S-11 (File No. 333-164777) filed on February 8, 2010 and incorporated herein by reference).

4.1	Form of Distribution Reinvestment Plan (filed as Appendix B to the Company’s prospectus dated April 30, 2013 and incorporated herein by reference).

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